Form 10-K
SYNBIOTICS CORP
filed 1995-03-30
CIK 719483

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ---------------
                                  FORM 10-KSB
                  [_] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR
                [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM APRIL 1, 1994 TO DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 0-11303

                             SYNBIOTICS CORPORATION
                 (Name of small business issuer in its charter)

               CALIFORNIA                                95-3737816
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

           11011 VIA FRONTERA
         SAN DIEGO, CALIFORNIA                             92127
(Address of principal executive offices)                (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 451-3771

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]      No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the nine months ending December 31, 1994 were $6,542,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was approximately $10,881,000, based on the closing sale price in the over-the-counter market as reported by NASDAQ.

As of February 28, 1995, 5,803,376 shares of Common Stock were outstanding.

The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its July 12, 1995 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [_]      No [X]
================================================================================

                                     PART I
                                     ------


ITEM 1.   BUSINESS
          --------

GENERAL

Since commencing operations in 1982, Synbiotics Corporation (the "Company") has evolved from a research and development company into a developer, manufacturer and marketer of monoclonal antibody based diagnostic products and biological products for use in the animal health care field. The Company currently markets twenty diagnostic test kits and devices for detection of infectious and other diseases in animals, two veterinary immunotherapeutic products and ten vaccines. The Company's primary emphasis is on the companion animal market (i.e., dogs, cats and horses).

In addition, the Company founded two biotechnology companies, UniSyn Technologies, Inc. (of which the Company is now a 6% shareholder) and ImmunoPharmaceutics, Inc. (which was acquired by Texas Biotechnology Corporation during 1994).

The Company had an equity investment in ImmunoPharmaceutics, Inc. ("IPI") which is engaged in human drug discovery utilizing proprietary rational drug design technology. On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. As of December 31, 1994, the Company owned 6% of TBC's outstanding common stock (including 2% subject to the satisfaction of certain contingencies).

The Company also has an equity investment in UniSyn Technologies, Inc. ("UniSyn") which operates in a different segment of the biomedical industry. UniSyn, of which the Company was a 23% shareholder at March 31, 1994, provides research, pilot and production scale bioreactors and disposables, and contract production, for the manufacture and purification of mammalian cell-derived products. In December 1994, UniSyn issued additional shares of voting stock through a private placement, reducing the Company's effective ownership to 6% at December 31, 1994. Since that date the Company's interest in UniSyn has been diluted further.

TECHNOLOGY

Antibodies are proteins produced by humans and animals as part of the immune response to the introduction of antigens (foreign substances), such as viruses or bacteria, into the body. Antibodies detect and bind to antigens by virtue of their specific structural features. Monoclonal antibodies are antibodies of uniform chemical structure formed synthetically by fusing an antibody producing cell with a tumor cell in the laboratory. One application of monoclonal antibody technology is in diagnostic tests and animal therapeutic drugs. The Company also sells animal vaccines which are conventionally derived. In 1992, the Company obtained the right to market eight of such diagnostic products and nine of such vaccine products from certain companies.

BUSINESS STRATEGY

The core of Synbiotics' development since inception has been monoclonal antibody technology. The Company's near-term strategy is to develop its business through sales of its animal health products and through in-licensing and co-marketing of third parties' animal health products wherever possible. This strategy is intended to provide a base of revenue, build the Company's presence in the marketplace and provide a foundation from which to develop the next generation of animal health products.

MARKET AND PRODUCT OVERVIEW

The Company sells its products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 100 million in the United States alone. The Company believes that the market for sales of diagnostic, therapeutic and vaccine products to United States veterinarians for dogs and cats was approximately $160,000,000 in 1994. The Company believes that its current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

Synbiotics Products Marketed as of December 31, 1994:
-----------------------------------------------------

DIAGNOSTICS:
------------
ASSURE/(R)//CH          -         Heartworm antigen test kit (canine and feline)
ASSURE/(R)//FeLV        -         Feline leukemia virus antigen test kit
CRF/(R)/                -         Canine rheumatoid factor test kit
DiroCHEK/(R)/           -         Heartworm antigen test kit (canine and feline)
D-TEC/(R)/ BRUCELLA A.  -         Brucella abortus antibody test kit (bovine and bison)
D-TEC/(R)/ CB           -         Canine brucellosis antibody test kit
D-TEC/(R)/ EIA          -         Equine infectious anemia test kit
EstruCHEK/(R)/          -         Progesterone test kit (bovine, canine and equine)
FUNGASSAY/(R)/          -         Dermatophyte test medium
ICT GOLD/TM/ HW *       -         Canine heartworm antigen test kit
LEUKASSAY/(R)/ B        -         Bovine leukemia virus antigen test kit
LymeCHEK/TM/            -         Canine borrelia burgdorferi antibody test kit
MIP/(R)/ COLOR-CHEK     -         Pregnant mare gonadotropin test kit
OVASSAY/(R)/            -         Fecal diagnostic system
TUBERCULIN/TM/ OT       -         Mammalian intradermic skin test
TUBERCULIN/TM/ PPD      -         Bovine intradermic skin test
UNI-TEC/(R)/ CHW        -         Heartworm antibody test kit (canine and feline)
UNI-TEC/(R)/ FeLV       -         Feline leukemia virus antigen test kit
ViraCHEK/(R)//FeLV      -         Feline leukemia virus antigen test kit
ViraCHEK/(R)//FIV       -         Feline immunodeficiency virus antigen test kit (not
                                  marketed in the United States)
BIOLOGICALS:
------------
CL/MAb 231              -         Canine lymphoma monoclonal antibody 231 therapeutic
KoliIMMUNE/(R)/         -         Escherichia coli K-99 antiserum
VacSYN/TM/FeLV          -         Feline leukemia virus (killed) vaccine
PANACINE/(R)/ RC        -         Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV) vaccine
PANACINE/(R)/-5         -         Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV), chlamydia (MLV), leukemia (killed) vaccine
PANAVAC/(R)/ RC         -         Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (killed) vaccine
SENTRYRAB-1/TM/         -         Rabies (killed) vaccine (canine and feline)
SENTRYPAR/(R)/          -         Canine parvovirus (MLV) vaccine
SENTRYPAR/(R)/ DHP      -         Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                  (MLV) vaccine
SENTRYPAR/(R)/ DHP/L    -         Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                  (MLV), lepto (killed)  vaccine
SENTRYVAC/TM/ DHP       -         Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV) vaccine
SENTRYVAC/TM/ DHP/L     -         Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), lepto (killed)
                                  vaccine

*  Introduced in March 1995.

Currently, the Company's most commercially successful products are its canine heartworm diagnostic products. This has caused some seasonality in the Company's business, with sales highest in the December to April time period as distributors purchase these products to sell to veterinarians for the heartworm season.

MARKETING

The Company markets its products to veterinarians, primarily through independent distributors. The Company's United States distributors have approximately 90 outlets and a total sales force of approximately 500 field sales representatives and approximately 200 telemarketing sales representatives. This allows the Company to focus its major emphasis on developing and manufacturing products. However, this strategy results in a large percentage of sales being to only a few customers. During the nine months ended December 31, 1994, sales to two distributors totalled 35% of the Company's gross revenues.

While the Company currently does not maintain a direct marketing sales force, its internal marketing staff and regional field representatives service the external sales network by training distributor sales representatives, responding to customer technical inquiries, advertising and promoting the Company's products through journals, magazines and direct mail, and organizing training workshops and symposia presentations at trade and professional association meetings.

The Company has established its own telemarketing operation to sell its products to market segments not reached by its marketing partners and to gather critical field marketing data.

PATENTS AND TRADE SECRETS

The Company believes that its proprietary technology is an important competitive factor in its business, and that protection of its intellectual property rights is a high priority. Despite the existence of patent litigation in the monoclonal antibody industry, not involving the Company, the Company believes that the basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. The complex biological and chemical process, however, is subject to numerous improvements, variations and applications of hybridoma technology which may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, the Company generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. The Company also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents and trademarks where obtainable. At present, the Company has been granted eight U.S. patents and has applied for an additional three U.S. patents. There can be no assurance that any such patents will be granted.

GOVERNMENT REGULATION

Most diagnostic test kits for animal health applications require approval by the United States Department of Agriculture ("USDA"). In addition, the Company manufactures and sells one product which does not require USDA licensing but has been registered with the Center for Veterinary Medicine of the United States Food and Drug Administration ("FDA").

The Company's manufacturing facility has been registered with the FDA and is licensed by the USDA. The Company adheres to Good Manufacturing Practices (GMP) standards.

In addition to the foregoing, the Company's operations may be subject to future legislation and/or rules issued by governmental agencies with regulatory authority relating to the Company's business. The Company has no reason to believe that any such future legislation and/or rules would be materially adverse to its business.

COMPETITION

Competition in the animal health care industry is intense. Many competitors, such as SmithKline Beecham, Mallinckrodt Veterinary and IDEXX Laboratories have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as the Company. The Company believes that it is the second-leading competitor in the dog and cat veterinary diagnostic market.

RESEARCH AND DEVELOPMENT

The Company spent approximately $833,000 and $611,000 on research and development activities during the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively. During the nine months ended December 31, 1994 and the year ended March 31, 1994, the Company contracted for research and development activities with outside parties relating to certain companion animal diagnostic products which utilize licensed technology.

EMPLOYEES

As of December 31, 1994, the Company had a total of 63 employees, all of whom were full-time.

RAW MATERIALS

The manufacturing of diagnostics, therapeutics and vaccines requires raw materials which are, and have been, readily available from several sources. Certain of the Company's products are manufactured by third parties under the terms of distribution and/or manufacturing agreements. In the event that these third parties are unable to supply the Company with sufficient finished product, the Company has the right under the agreements to use alternate manufacturing sources.


ITEM 2.   PROPERTIES
          ----------

The Company leases two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house the Company's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. The Company subleases approximately 19,000 square feet of this space to ImmunoPharmaceutics, Inc. Management believes that the remaining 30,000 square feet are adequate for the Company's current level of operations. The Company also leases a telemarketing facility in Kansas City, Missouri.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The previously reported patent litigation by the Regents of the University of California and IDEXX Laboratories, Inc. against the Company was settled in December 1994.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The Company's common stock is traded in the over-the-counter market and quoted in the NASDAQ National Market System under the symbol SBIO. Price ranges reported are based on inter-dealer sale quotations, as reported by NASDAQ, without adjustments for markups, markdowns, or commissions typically paid by retail investors, and may not represent actual transactions. No cash dividends have ever been paid, and the Company does not currently anticipate paying cash dividends in the foreseeable future. As of February 28, 1995, there were approximately 564 shareholders of record of the Company's common stock.


          Fiscal Year*        Fiscal Quarter   High    Low
          ------------        --------------   ----    ---

          1993                First Quarter    $4.63   $3.00
                              Second Quarter   $4.00   $3.13
                              Third Quarter    $5.75   $3.13
                              Fourth Quarter   $6.00   $3.63

          1994                First Quarter    $5.13   $3.13
                              Second Quarter   $4.50   $3.25
                              Third Quarter    $3.63   $2.38
                              Fourth Quarter   $2.75   $1.63

          *On October 20, 1994, the Company changed its fiscal year end from March 31 to December 31. The quarterly stock price information is presented as if the change in the Company's year end was effective December 31, 1992.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

OVERVIEW

The Company's animal health business markets nineteen diagnostic products, two veterinary immunotherapeutic products and ten vaccines.

The following table summarizes certain selected financial data for the nine months ended December 31, 1994 and the fiscal years ended March 31, 1994, 1993, 1992 and 1991. The information presented is qualified in its entirety as to the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993 by the more detailed financial statements included elsewhere in this Form 10-KSB.

                                  NINE MONTHS ENDED                                YEAR ENDED MARCH 31,
                                     DECEMBER 31,       ----------------------------------------------------------------------

                                         1994                1994               1993               1992             1991
                                  -----------------     -------------       -------------      -------------     ------------
                                                               (000'S OMITTED, EXCEPT PER SHARE DATA)
Statement of Operations Data:
-----------------------------
Total Revenues                        $ 6,542              $14,633             $10,009             $ 7,577          $ 6,940
Operating (loss) income                (3,094)                 357              (1,848)               (507)          (3,936)
Equity in earnings (losses)
 of affiliates                              -                    -                 220              (1,302)          (2,315)
Gain on disposition of
 investment in affiliate                2,036                    -                   -                   -                -
Net (loss) income                      (1,058)                 357              (1,628)             (1,809)          (6,251)
Net (loss) income per share              (.18)                 .06                (.32)               (.36)           (1.25)
Dividends                                   -                    -                   -                   -                -


                                                                                      MARCH 31,
                                     DECEMBER 31,       ---------------------------------------------------------------------
                                         1994               1994                1993               1992               1991
                                   ----------------     -------------      --------------      ------------       -----------
                                                                                    (000'S OMITTED)
Balance Sheet Data:
-------------------
Total assets                          $10,311              $13,450             $11,544            $10,158            $12,661
Long-term liabilities                       -                  486                 446                  8                 42

RESULTS OF OPERATIONS

Nine Months Ended December 31, 1994 Compared to Nine Months Ended December 31,
------------------------------------------------------------------------------
1993
----

Total revenue for the nine months ended December 31, 1994 decreased $2,525,000 or 28% from the nine months ended December 31, 1993. The decrease comprises a $2,425,000 or 28% decrease in product sales and a decrease in interest, license fees and other revenue of $100,000 or 24%.

The decrease in product sales was primarily the result of timing of shipments to distributors. The timing of shipments to distributors is dependent upon, among other things, distributor inventory levels, anticipated seasonal inventory requirements and the timing of both the Company's and its competitors' promotional programs. In the quarter ended March 31, 1993 the Company's manufacturing facility was on back order for several products (particularly canine heartworm diagnostics) which resulted in those products being shipped in the quarter ended June 30, 1993, whereas there was no back order situation in the quarter ended March 31, 1994 and no corresponding benefit to the quarter ended June 30, 1994. Also, the Company strove to make all possible shipments before the end of the March 31, 1994 fiscal year, even if doing so reduced reportable sales for the quarter ended June 30, 1994. Therefore, the period-to-period comparison favors the nine months ended December 31, 1993 over the nine months ended December 31, 1994. In addition, the Company believes that the December 1994 introduction by a competitor of a revised canine heartworm diagnostic kit caused distributors to wait until January 1995 to purchase the Company's heartworm diagnostic products, which they would ordinarily have purchased in December 1994, in order to evaluate the new kit and evaluate Synbiotics' response. The Company believes that its products can maintain their position and that in any event the Company introduced in March 1995 an improved canine heartworm diagnostic product that will have great appeal to the market.

Also, international shipments of bulk feline leukemia vaccine to Rhone-Merieux, which bottles and markets the Company's feline leukemia vaccine under its own brand name in certain parts of Europe, decreased by $850,000 from the nine months ended December 31, 1993. Rhone-Merieux had made unusually large purchases in 1993 in anticipation of launching its product in the United Kingdom, and that launch has since been delayed.

The Company's sales of its own feline leukemia virus products declined in the 1994 period, primarily because of product maturation and because the Company was preliminarily enjoined in 1993 from selling a feline immunodeficiancy virus diagnostic which had been sold in combination with the feline leukemia virus diagnostic. That injunction has now become permanent.

As a partial counterpart to these decreases, there was an increase in domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) of $454,000.

The decrease in license fees and other revenue of $53,000 or 18% during the nine months ended December 31, 1994 is primarily due to the receipt in the 1993 time period of a final license fee payment related to the Japanese distribution agreement with Kyoritsu Shoji Co., Ltd., which was terminated in January 1994. This factor was partially offset by an increase in royalties earned on certain of the Company's products which were cross-licensed to Rhone Merieux, Inc. in fiscal 1993.

Interest income decreased $47,000 or 39% from the nine months ended December 31, 1993 due to less cash being available for investment as the Company made cash withdrawals to meet its operating cash flow requirements.

Cost of sales as a percentage of product revenue increased to 62% during the nine months ending December 31, 1994 as compared to 45% for the nine months ended December 31, 1993. The increase is primarily due to the decrease in product sales, as the majority of the Company's manufacturing costs are fixed in nature. The increase is also due to the increase in domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the nine months ended December 31, 1994. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 54% and 43% during the nine months ended December 31, 1994 and 1993, respectively, if the zero margin bulk sales were not taken into consideration.

Research and development expenses increased $471,000 or 130% over the nine months ended December 31, 1993. The increase is due primarily to the continuing outsourced development of certain companion animal diagnostics utilizing immunochromatographic technology ("ICT") licensed from Binax, Inc. ("Binax"), which began in the quarter ended December 31, 1993, the addition of a research and development manager during the quarter ended December 31, 1993 and increased overhead related to moving the research and development group into larger laboratory facilities. The Company has high hopes for the first product resulting from the Binax ICT research and development effort, a canine heartworm diagnostic product which was introduced in March 1995.

Selling and marketing expenses increased $463,000 or 16% over the nine months ended December 31, 1993 and is due primarily to sales promotional programs. Marketing competition from large competitors in the biologicals area was particularly heavy in 1994, and the Company was forced to incur substantial expenses to try to respond. Despite its response, the Company experienced disappointing sales of biologicals in the nine-month 1994 period.

General and administrative expenses decreased $344,000 or 17% from the nine months ended December 31, 1993. The decrease is due primarily to a decrease in legal expenses. Legal expenses were unusually high in both the 1994 and 1993 periods, but are expected to decrease in 1995 due to the settlement in December 1994 of patent litigation brought by IDEXX Laboratories, Inc., the Company's primary competitor.

On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by TBC in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company received approximately 655,000 shares of TBC common stock, and may receive an additional 982,000 shares of TBC common stock if certain contingencies are met by IPI. In fact, approximately 409,000 of the approximately 982,000 shares have been formally issued to the Company, and are being held in escrow pending the outcome of the contingencies. As a result of the merger transaction, the Company recognized a gain for financial reporting purposes of approximately $2,036,000. The Company believes that the contingency related to the additional 409,000 shares of TBC common stock will be met during 1995 and, if the contingency is met, the Company will recognize additional income.

Year Ended March 31, 1994 Compared to Year Ended March 31, 1993
---------------------------------------------------------------

Total revenue for fiscal 1994 increased by $4,624,000 or 46% over fiscal 1993. Product sales for fiscal 1994 increased $4,364,000 or 45%. The increase is a result of increased sales of the Company's canine diagnostic products, particularly canine heartworm products, the introduction of the SmithKline Beecham and Rhone-Merieux vaccine products acquired in fiscal 1993, which represented $1,084,000 of this increase, special promotional pricing on certain products, and increased international sales.

Fiscal 1994 sales of the acquired vaccine products were below expectations due to a delayed launch and the effects of a competitor's sales promotion. Domestic sales of the Company's VacSYN feline leukemia virus vaccine declined in fiscal 1994 due to product maturation and the introduction of combination feline leukemia virus vaccines by the Company and its competitors.

The Company expanded its international marketing effort in fiscal 1994, enlisting ten new distributors for foreign markets. During the third quarter of fiscal 1994, the non-exclusive distribution agreement between the Company and Burns Veterinary Supply, one of its domestic distributors, was terminated.
Sales to Burns represented approximately 8% and 17% of gross revenues during fiscal 1994 and 1993, respectively.

The increase in license fees and other revenue of $342,000 or 3,420% over fiscal 1993 is due primarily to royalties earned on certain of the Company's products which were cross-licensed to Rhone-Merieux in fiscal 1993 and a final license fee payment related to the Japanese distribution agreement with Kyoritsu Shoji Co., Ltd. entered into in fiscal 1991 and terminated in January 1994. Interest income decreased $82,000 or 37% due to a decrease in interest rates during fiscal 1994.

Cost of sales as a percentage of product revenue decreased to 47% during fiscal 1994 as compared to 51% in fiscal 1993. The decrease is due to an increase in the sales of products produced by the Company with an increase in the utilization of plant capacity.

Research and development expenses increased $263,000 or 76% over fiscal 1993. The increase is due primarily to costs related to the continuing development of certain companion animal diagnostics utilizing licensed technology, the development of a whole blood format for the Company's UNI-TEC/(R)/ canine heartworm diagnostic test and the addition of a senior manager of research and development in the third quarter of fiscal 1994.

Selling and marketing expenses increased $915,000 or 27% over fiscal 1993. The increase is due primarily to sales promotional programs implemented in fiscal 1994 in preparation for the introduction of the small animal biological products acquired from SmithKline Beecham in fiscal 1993, increased business development efforts to obtain additional products through acquisition and/or in-licensing, and recognition of an entire year (compared to a partial year) of amortization of license fees related to the fiscal 1993 product acquisitions, as well as the accelerated write-off of certain product license fees based upon a re-evaluation of the products' estimated sales lives.

General and administrative expenses increased $948,000 or 54% over fiscal 1993. The increase is due primarily to increased legal expenses, primarily relating to a lawsuit brought by IDEXX Laboratories, Inc., the Company's primary competitor.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash used by operations during the nine months ended December 31, 1994 was $2,112,000 as compared to cash used by operations during the nine months ended December 31, 1993 of $165,000. The decrease in cash is directly related to the decrease in revenues, the net operating loss during the nine months ended December 31, 1994 and approximately $569,000 of legal fees related to the patent litigation brought by IDEXX Laboratories, Inc. which was settled in December 1994.

Management believes that the Company's present capital resources, which included working capital of $3,762,000 at December 31, 1994, are sufficient to meet its working capital needs through 1995. If successful, the new ICT-format canine heartworm diagnostic product is expected to materially improve the Company's liquidity.

On March 31, 1994, the Company had large percentage ownership positions in two affiliated companies operating outside the animal health business (42% of IPI and 23% of UniSyn). By December 31, 1994, IPI had been sold to TBC and the Company held 6% of TBC's common stock (including 2% subject to the satisfaction of certain contingencies), and the Company's interest in UniSyn had been diluted to 6%. In 1995, the Company's interest in UniSyn has been diluted still further.

Although TBC is a publicly traded company, the TBC stock received by the Company is subject to certain securities-law and contractual restrictions against resale. The Company's present intention is to hold its TBC and UniSyn stock for investment.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as veterinarians prepare for the heartworm season.

Capital Expenditures
--------------------

During the nine months ended December 31, 1994 capital expenditures totalled $424,000, of which $242,000 was related to building improvements in the Company's manufacturing facility for biological production laboratories. Capital expenditures for the year ended March 31, 1994 were not significant. The Company has no material commitments for capital expenditures in 1995.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                                   PAGE
                                                                                  -----
Report of Independent Accountants                                                   11

Balance Sheet as of December 31, 1994 and March 31, 1994                            12

Statement of Operations for the nine months ended December 31, 1994
  and the years ended March 31, 1994 and 1993                                       13

Statement of Cash Flows for the nine months ended December 31, 1994
  and the years ended March 31, 1994 and 1993                                       14

Statement of Shareholders' Equity for the nine months ended December 31, 1994
  and the years ended March 31, 1994 and 1993                                       15

Notes to Financial Statements                                                       17

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of Synbiotics Corporation


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation at December 31, 1994 and March 31, 1994, and the results of its operations and its cash flows for the nine months ended December 31, 1994 and each of the two years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Diego, California
March 17, 1995

SYNBIOTICS CORPORATION
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                    December 31,     March 31,
                                                                        1994           1994
                                                                    ------------    -----------
ASSETS
Current assets:
 Cash and equivalents                                               $   447,000      $ 3,635,000
 Accounts receivable (net of allowance for doubtful
   accounts of $82,000 at December 31, 1994
   and March 31, 1994)                                                1,444,000        3,135,000
 Receivables from affiliates                                                              88,000
 Note receivable from affiliate                                                          600,000
 Inventories                                                          2,763,000        2,148,000
 Securities available for sale                                          502,000
 Other current assets                                                   963,000          517,000
                                                                   ------------     ------------
   Total current assets                                               6,119,000       10,123,000
Property and equipment, net                                           1,329,000        1,286,000
Securities available for sale                                           942,000
Other assets                                                          1,921,000        2,041,000
                                                                   ------------     ------------
                                                                    $10,311,000     $ 13,450,000
                                                                    ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                              $ 1,662,000    $   2,041,000
 Other current liabilities                                              695,000          217,000
                                                                   ------------    -------------
   Total current liabilities                                          2,357,000        2,258,000
                                                                   ------------    -------------
Other liabilities                                                                        486,000
                                                                   ------------    -------------
Commitments and contingency (Note 10)

Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,803,000 shares issued and outstanding at December 31, 1994
   and March 31, 1994                                                29,318,000      29,317,000
 Unrealized holding losses from securities available for sale        (1,695,000)
 Accumulated deficit                                                (19,669,000)    (18,611,000)
                                                                   ------------    -------------
   Total shareholders' equity                                         7,954,000       10,706,000
                                                                   ------------    -------------

                                                                    $10,311,000      $13,450,000
                                                                   ============    =============

                   See accompanying notes to financial statements.

SYNBIOTICS CORPORATION
STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------


                                                      Nine Months Ended      Year Ended March 31,
                                                        December 31,      -------------------------
                                                            1994             1994           1993
                                                      -----------------   -----------   -----------
Revenues:
 Products                                                $ 6,233,000      $14,144,000   $ 9,780,000
 Interest                                                     75,000          137,000       219,000
 License fees and other                                      234,000          352,000        10,000
                                                      -----------------   -----------   -----------
                                                           6,542,000       14,633,000    10,009,000
                                                      -----------------   -----------   -----------
Cost and expenses:
 Cost of products                                          3,835,000        6,700,000     4,994,000
 Research and development                                    833,000          611,000       348,000
 Selling and marketing                                     3,338,000        4,264,000     3,349,000
 General and administrative                                1,630,000        2,701,000     1,753,000
 Purchased research and development                                                       1,413,000
                                                      -----------------   -----------   -----------
                                                           9,636,000       14,276,000    11,857,000
                                                      -----------------   -----------   -----------
(Loss) income before equity in earnings of affiliates
 and gain on disposition of investment in affiliate       (3,094,000)         357,000    (1,848,000)

Equity in earnings of affiliates                                                            220,000
Gain on disposition of investment in affiliate             2,036,000
                                                      -----------------   -----------   -----------
Net (loss) income                                        $(1,058,000)     $   357,000   $(1,628,000)
                                                      =================   ===========   ===========
Net (loss) income per share                              $      (.18)     $       .06   $      (.32)
                                                      =================   ===========   ===========
Weighted average shares outstanding                        5,803,000        5,859,000     5,148,000
                                                      =================   ===========   ===========

                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Nine Months Ended      Year Ended March 31,
                                                                December 31,      ---------------------------
                                                                    1994             1994           1993
                                                             ------------------   -----------    ------------
Cash flows from operating activities:
 Net (loss) income                                               $(1,058,000)     $   357,000     $(1,628,000)
 Adjustments to reconcile net (loss) income to net cash
   used for operating activities:
    Depreciation and amortization                                    677,000        1,003,000         671,000
    Gain on disposition of investment in affiliate                (2,036,000)
    Equity in (earnings) of affiliates                                                              (220,000)
    Purchased research and development                                                             1,413,000
    Changes in assets and liabilities:
      Accounts receivable                                          1,691,000       (1,297,000)       (515,000)
      Receivables from affiliates                                     88,000          (58,000)        261,000
      Inventories                                                   (615,000)        (504,000)       (314,000)
      Other assets                                                  (472,000)        (172,000)     (1,437,000)
      Accounts payable and accrued expenses                         (379,000)         878,000         295,000
      Other liabilities                                               (8,000)          40,000         663,000
                                                             ---------------      -----------     -----------
Net cash (used for) provided by operating activities              (2,112,000)         247,000        (811,000)
                                                             ---------------      -----------     -----------
Cash flows from investing activities:
 Acquisition of property and equipment                              (424,000)        (295,000)       (215,000)
 Investment in securities available for sale                        (502,000)
 Loans to affiliate                                                 (150,000)      (1,200,000)
 Payment received on loans to affiliate                                               600,000
                                                             ---------------      -----------     -----------
Net cash used for investing activities                           (1,076,000)        (895,000)       (215,000)
                                                             ---------------      -----------     -----------

Cash flows from financing activities:
 Principal payments of long-term debt                                                  (3,000)        (38,000)
 Proceeds from issuance of common stock, net                                          634,000         (19,000)
                                                             ---------------      -----------     -----------
Net cash provided by (used for) financing activities                                  631,000         (57,000)
                                                             ---------------      -----------     -----------
Net decrease in cash                                              (3,188,000)         (17,000)     (1,083,000)

Cash and equivalents - beginning                                   3,635,000        3,652,000       4,735,000
                                                             ---------------      -----------     -----------
Cash and equivalents - ending                                $       447,000      $ 3,635,000     $ 3,652,000
                                                             ===============      ===========     ===========

                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                         UNREALIZED
                                                                                          HOLDING
                                                                                        LOSSES FROM
                                   COMMON STOCK         SERIES B COMMON STOCK            SECURITIES
                             -----------------------    ---------------------  PAID IN    AVAILABLE      ACCUMULATED
                               SHARES       AMOUNT        SHARES      AMOUNT   CAPITAL    FOR SALE         DEFICIT         TOTAL
                             ---------   -----------    ---------   ---------  --------   -----------    -----------    -----------
Balance at March 31, 1992    5,076,000   $26,085,000       2,000      $1,000   $365,000                  $(17,340,000)  $ 9,111,000
Issuance of common stock
  related to acquisition
  of product line, net of
  issuance costs (Note 4)      165,000       660,000                                                                        660,000

Issuance of common stock
  pursuant to exercise of
  stock options                  7,000        24,000                                                                         24,000

Cancellation of stock
  options                                      7,000                                                                          7,000

Subscription of common stock
  in conjunction with
  termination of research
  and development agreement
  (Note 5)                                 2,100,000                                                                      2,100,000

Receivable for subscribed
  common stock (Note 5)                     (570,000)                                                                      (570,000)

Cancellation of common stock
  warrants in conjunction
  with termination of
  research and development
  agreement (Note 5)                         365,000                           (365,000)

Net loss for the year                                                                                      (1,628,000)   (1,628,000)
                             ---------   -----------     -------      ------   --------   ------------   ------------   -----------
Balance at March 31, 1993    5,248,000    28,671,000       2,000       1,000                              (18,968,000)    9,704,000

SYNBIOTICS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

                                                                                         UNREALIZED
                                                                                          HOLDING
                                                                                        LOSSES FROM
                                   COMMON STOCK         SERIES B COMMON STOCK            SECURITIES
                             -----------------------    ---------------------  PAID IN    AVAILABLE      ACCUMULATED
                               SHARES       AMOUNT        SHARES      AMOUNT   CAPITAL    FOR SALE         DEFICIT         TOTAL
                             ---------   -----------    ---------   ---------  --------   -----------    -----------    -----------
Issuance of subscribed
  common stock                 530,000

Collection of receivable for
  subscribed common stock                    570,000                                                                        570,000

Issuance of common stock
  pursuant to exercise of
  stock options                 23,000        73,000                                                                         73,000

Cancellation of stock
  options                                      2,000                                                                          2,000

Conversion of Series B
  common stock to common
  stock                          2,000         1,000      (2,000)     (1,000)

Net income for the year                                                                                       357,000       357,000
                             ---------   -----------     -------      ------   --------   ------------   ------------   -----------

Balance at March 31, 1994    5,803,000    29,317,000                                                      (18,611,000)   10,706,000

Cancellation of stock
  options                                      1,000                                                                          1,000

Unrealized holding losses
  from securities available
  for sale                                                                                $ (1,695,000)                  (1,695,000)

Net loss for the period                                                                                    (1,058,000)   (1,058,000)
                             ---------   -----------     -------      ------   --------   ------------   ------------   -----------

Balance at December 31, 1994 5,803,000   $29,318,000          -       $   -    $     -    $ (1,695,000)  $(19,669,000)  $ 7,954,000
                             =========   ===========     =======      ======   ========   ============   ============   ===========

                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Synbiotics Corporation (the "Company"), incorporated in 1982, is an animal health business which develops, manufactures and markets biological products and monoclonal antibody based diagnostic products for use in the animal health care field.

INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are recorded at cost. Maintenance costs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of five to eight years or the lease terms, if shorter.

CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on a prospective basis. In accordance with SFAS 115, the Company determines the appropriate classification of its U.S. Government and equity securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as "available for sale". Unrealized holding losses on these investments, which are classified as a separate component of shareholders' equity, totalled $1,695,000 at December 31, 1994.

PATENTS AND LICENSES

Patent and license costs are amortized ratably over the life of the respective patent or license.

INVESTMENTS IN FORMER AFFILIATES

UniSyn Technologies, Inc. ("UniSyn"), of which the Company was a 23% shareholder at March 31, 1994, provides research, pilot and production scale bioreactors and disposables, and contract production, for the manufacture and purification of mammalian cell-derived products. In June 1994, the Company entered into a bridge loan agreement whereby $150,000 was loaned to UniSyn. In December 1994, UniSyn issued additional shares of voting stock through a private placement offering, which reduced the Company's effective ownership to 6%. In connection with this private placement, the Company converted into common stock all of its shares of convertible preferred stock, and converted the $150,000 note receivable into convertible preferred stock. The conversion of the note receivable is considered to be a non-cash investing activity for the purposes of the statement of cash flows. As a result, the Company utilizes the cost method to account for its investment in UniSyn, which is included in other assets at December 31, 1994.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder at March 31, 1994, is engaged in human drug discovery utilizing proprietary
rational drug design technology.   In July 1994, IPI was acquired by Texas
Biotechnology Corporation (Note 3).

REVENUE RECOGNITION

Revenue from products is recognized when the products are shipped.

INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The adjustment to the April 1, 1993 balance sheet was not significant.

NET (LOSS) INCOME PER SHARE

Computations of net (loss) income per share are based on the weighted average number of common shares outstanding during each year. The common shares issued in conjunction with the termination of a research and development agreement (Note 5) are considered to be outstanding as of March 31, 1993 for purposes of the net loss per share calculation. Shares issuable upon the exercise of outstanding stock options, stock warrants and conversion of Series B common stock have not been considered in the computations for the nine months ended December 31, 1994 and the year ended March 31, 1993 because their effect is anti-dilutive.

STATEMENT OF CASH FLOWS

For purposes of this statement, cash includes cash investments which are highly liquid and, generally, have an original maturity of three months or less. Included in cash are funds, which the Company may demand at any time, on deposit with a liquid asset manager. The carrying amount of the cash investments approximates fair value due to the short maturities and/or demand nature of those instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements as of and for the years ended March 31, 1994 and 1993 to conform with the presentation used as of and for the nine months ended December 31, 1994.


NOTE 2 - CHANGE IN FISCAL YEAR:

During 1994, the Company changed its fiscal year from March 31 to December 31. Accordingly, the Company's transition period, which ended on December 31, 1994, includes the nine months from April 1 to December 31, 1994. The Company's full fiscal years ending March 31, 1994 and 1993 include twelve months.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The following unaudited results of operations for the nine months ending December 31, 1993 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period.

                                        NINE MONTHS
                                           ENDED
                                        DECEMBER 31,
                                           1993
                                        ------------
                                        (unaudited)
Revenues:
 Products                                $8,658,000
 Interest                                   122,000
 License fees and other                     287,000
                                        ------------
                                          9,067,000
                                        ------------
Cost and expenses:
 Cost of products                         3,918,000
 Research and development                   362,000
 Selling and marketing                    2,875,000
 General and administrative               1,974,000
                                        ------------
                                          9,129,000
                                        ------------
Net loss                                $   (62,000)
                                        ============
Net loss per share                      $      (.01)
                                        ============

NOTE 3 - DISPOSITION OF INVESTMENT IN AFFILIATED COMPANY:

In February 1994, the Company entered into a bridge loan agreement whereby $600,000 was loaned to IPI. The note was due on March 31, 1994, bore interest at the rate of prime plus 1% and was secured by substantially all of the assets of IPI. On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI.

The carrying value of the Company's investment in IPI had previously been reduced to zero due to the application of the equity method of accounting for the investment in IPI. In conjunction with the acquisition by TBC, the Company converted its $600,000 note receivable from IPI into voting stock of IPI, which is considered to be a non-cash investing activity for purposes of the statement of cash flows.

As a result of the transaction, the Company received approximately 655,000 shares of TBC common stock, and may receive an additional 982,000 shares of TBC common stock (the "Contingent Shares") if certain contingencies are met by IPI. In fact, approximately 409,000 of the Contingent Shares have been formally issued to the Company and are being held in escrow pending the outcome of the contingencies. The Company valued its investment in TBC,

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
which is accounted for utilizing the cost method, at $4.025 per share, and, as a result, recognized a gain for financial reporting purposes of approximately $2,036,000. No amounts have been recorded related to the Contingent Shares of TBC common stock, and no amounts will be recorded until such time as the contingencies are satisfied.


NOTE 4 - PRODUCT AGREEMENTS:

In June 1992, the Company entered into an agreement with Pitman-Moore, Inc. (now known as Mallinckrodt Veterinary, Inc.) whereby the Company acquired certain distribution, manufacturing and licensing rights to eight animal diagnostic products in exchange for $1,000,000. In conjunction with the agreement, the Company issued to IMCERA Group, Inc., the parent of Pitman-Moore, in October 1992, 165,000 shares of common stock totalling approximately $700,000, which is a non-cash financing activity for purposes of the statement of cash flows.
Sales of the related products totalled $571,000, $803,000 and $481,000 during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, respectively.

In July 1992, the Company entered into a cross-licensing and co-marketing agreement with Rhone Merieux, Inc. for certain feline biological products. The Company's sales of the related products, which commenced in November 1993, totalled $89,000 and $465,000 during the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.

In December 1992, the Company entered into an agreement with SmithKline Beecham Animal Health, a division of SmithKline Beecham Corporation, whereby the Company acquired certain distribution, manufacturing and licensing rights to ten companion animal biological products in exchange for $1,000,000. As of December 31, 1994, $405,000 had been paid, and the remaining $595,000, which is included in other liabilities, will be paid based on sales of the acquired products. Any remaining balance, plus interest in the amount of $150,000, shall be due and payable on December 10, 1995. Sales of the related products, which commenced in November 1993, totalled $258,000 and $618,000 during the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.


NOTE 5 - RESEARCH AND DEVELOPMENT AGREEMENTS:

PRUTECH AGREEMENT

The Company had entered into a series of agreements (the "Agreement") with PruTech Research and Development Partnership II ("PruTech"). On March 31, 1993, the Agreement was mutually terminated by the Company and PruTech. In accordance with the agreement, the Company received all of PruTech's product and technology rights, was released from any future royalty obligations and received $687,000, of which $117,000 had been received prior to March 31, 1993, in exchange for 530,000 shares of the Company's common stock valued at $2,100,000. As a result, the Company incurred a one time charge of $1,413,000 related to the purchased research and development. Additionally, the $687,000 is considered to be a non-cash financing activity for purposes of the statement of cash flows.

A representative of the general partner of PruTech has served as a director of the Company since the inception of the Agreement.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 6 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:


                                                    December 31,     March 31,
                                                        1994           1994
                                                    -----------    -------------
Inventories:
 Raw materials                                      $   576,000    $   469,000
 Work in process                                        756,000        907,000
 Finished goods                                       1,431,000        772,000
                                                    -----------    -----------
                                                    $ 2,763,000      2,148,000
                                                    ===========    ===========
Property and equipment:
 Laboratory equipment                               $ 1,968,000    $ 1,820,000
 Leasehold improvements                               1,826,000      1,584,000
 Office equipment                                       529,000        532,000
                                                    -----------    -----------
                                                      4,323,000      3,936,000

 Less accumulated depreciation and amortization      (2,994,000)    (2,650,000)
                                                    -----------    -----------
                                                    $ 1,329,000    $ 1,286,000
                                                    ===========    ===========

Depreciation expense was $381,000, $426,000 and $377,000 during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, respectively.

                                                    December 31,     March 31,
                                                        1994           1994
                                                    ------------   ------------
Other assets:
 Patents                                            $   142,000   $    190,000
 Licenses                                             1,825,000      2,045,000
 Other                                                  917,000        323,000
                                                    -----------    -----------
                                                      2,884,000      2,558,000

 Less current portion                                  (963,000)      (517,000)
                                                    -----------    -----------
                                                    $ 1,921,000    $ 2,041,000
                                                    ===========    ===========

Accumulated amortization of patents and licenses was $1,016,000 and $733,000 at December 31, 1994 and March 31, 1994, respectively.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                               December 31,        March 31,
                                                  1994               1994
                                               ------------     ------------
Accounts payable and accrued liabilities:
 Accounts payable                               $ 1,235,000      $ 1,318,000
 Accrued vacation                                   109,000          110,000
 Accrued compensation                                78,000          150,000
 Other                                              240,000          463,000
                                               ------------      -----------
                                                $ 1,662,000      $ 2,041,000
                                               ============      ===========

NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company charged its former affiliates, UniSyn and IPI, and currently charges IPI, now a wholly-owned subsidiary of TBC (Note 3), for shared costs including, but not limited to, rent, utilities, property taxes, employee benefits and insurance. In addition, the Company charged IPI for certain administrative services. Such charges to UniSyn, which terminated in June 1993, totalled $51,000 and $164,000 during the years ended March 31, 1994 and 1993, respectively. IPI was charged $388,000, $624,000 and $440,000 during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, respectively.

In June 1991, the Company entered into a three year agreement with IPI whereby IPI provided certain raw materials and/or services to the Company. The agreement called for guaranteed quarterly payments of $50,000, totalling $200,000 per year. Raw materials received by the Company were not significant in fiscal 1994, 1993 and 1992. During the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, the Company charged $33,000, $200,000 and $200,000, respectively, to income relating to the agreement, and $33,000 is included in other current assets at March 31, 1994. The agreement was terminated in May 1994.


NOTE 8 - SHAREHOLDERS' EQUITY:

SERIES B COMMON STOCK

In March 1994, all outstanding shares of Series B common stock were converted into shares of common stock.

STOCK OPTION PLANS

The Company has adopted a series of non-qualified and incentive stock option plans whereby an aggregate of 1,167,000 shares of the Company's common stock were reserved for issuance. The plans are administered by the Board of Directors and provide that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant. At December 31, 1994 options to purchase 473,000 shares are exercisable and 301,000 shares are available for future grant under the plans.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The following is a summary of the stock option plans' activity:

                                            SHARES OF
                                          COMMON STOCK
                         OPTION PRICES     UNDERLYING
                           PER SHARE         OPTIONS
                         -------------    ------------
March 31, 1992            $2.45-$9.25        390,000

Options granted           $3.50-$5.63        151,000
Options canceled          $2.45-$7.44        (17,000)
Options exercised         $2.45-$3.72         (5,000)
                                          -----------

March 31, 1993            $2.45-$9.25        519,000

Options granted           $3.25-$4.88         92,000
Options canceled          $2.55-$5.50        (20,000)
Options exercised         $2.45-$3.72        (23,000)
                                          -----------

March 31, 1994            $2.45-$9.25        568,000

Options granted           $2.38-$3.88        193,000
Options canceled          $2.45-$7.87        (45,000)
                                          -----------
December 31, 1994         $2.45-$9.25        716,000
                                          ===========

NOTE 9 - INCOME TAXES:

The Company did not record a provision for Federal income taxes during the nine months ended December 31, 1994 due to a net operating loss. The Company did not record a provision for Federal income taxes during the year ended March 31, 1994 due to the utilization of net operating loss carryforwards. The Company did not record a provision for Federal income taxes during the year ended March 31, 1993 due to net operating losses for both financial and tax reporting purposes. The provisions for state income taxes were $2,000 during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, which represent minimum franchise taxes and are included in general and administrative expenses.

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Deferred tax assets comprise the following:

                                                                        DECEMBER 31,    MARCH 31,
                                                                            1994          1994
                                                                        -----------    ----------
Federal:
 Net operating loss carryforwards                                       $ 5,487,000   $ 4,628,000
 Equity in losses of investees                                            1,031,000     1,723,000
 Investment tax and research and development credit carryforwards           848,000       848,000
                                                                        -----------   -----------
                                                                          7,366,000     7,199,000

 Less valuation allowance                                                (7,366,000)   (7,199,000)
                                                                        -----------   -----------
                                                                        $         -   $         -
                                                                        ===========   ===========
 State:
 Net operating loss carryforwards                                       $   721,000   $   596,000
 Equity in losses of investees                                              282,000       471,000
 Investment tax and research and development credit carryforwards           215,000       215,000
                                                                        -----------   -----------
                                                                          1,218,000     1,282,000

 Less valuation allowance                                                (1,218,000)   (1,282,000)
                                                                        -----------   -----------
                                                                        $         -   $         -
                                                                        ===========   ===========

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                                        NINE MONTHS
                                                                           ENDED       YEAR ENDED
                                                                        DECEMBER 31,    MARCH 31,
                                                                           1994           1994
                                                                        ------------   ----------
Amounts computed at statutory Federal rate                              $ (360,000)    $ 121,000
State income taxes, net of Federal benefit                                 (98,000)       33,000
Deductions for financial reporting purposes for which
 no current tax benefit is available                                       458,000
Utilization of Federal net operating loss carryforwards                                 (121,000)
Utilization of state net operating loss carryforwards                                    (33,000)
State minimum franchise tax                                                  2,000         2,000
                                                                        -----------    ----------
                                                                        $    2,000     $   2,000
                                                                        ===========    ==========

SYNBIOTICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The net changes in the valuation allowances for the nine months ended December 31, 1994 for Federal and state deferred tax assets were an increase of $167,000 and a decrease of $64,000 for Federal and state tax purposes, respectively. The changes are due to the net operating loss incurred during the nine months ended December 31, 1994, offset by the realization of a portion of the equity in losses of IPI due to the acquisition by TBC (Note 3). The net changes in the valuation allowances for the year ended March 31, 1994 for Federal and state deferred tax assets were a decrease of $121,000 and $33,000 for Federal and state tax purposes, respectively, and are due to the utilization of net operating loss carryforwards.

The Company has available Federal net operating loss carryforwards at December 31, 1994 of approximately $16,139,000, which expire between 2000 and 2009. Available state net operating loss carryforwards at December 31, 1994 total approximately $7,747,000, which expire between 1995 and 1999. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development credits at December 31, 1994 aggregate approximately $1,063,000 and expire between 1998 and 2007.


NOTE 10 - COMMITMENTS AND CONTINGENCY:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1994 are as follows:

1995                                                               $ 541,000
1996                                                                 395,000
                                                                   ---------

                                                                   $ 936,000
                                                                   =========

Total rent expense under noncancelable operating leases was $282,000, $351,000 and $418,000 during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, respectively.


NOTE 11 - SIGNIFICANT CUSTOMERS:

The Company had sales to two customers totalling 35% of gross revenues during the nine months ended December 31, 1994. During the year ended March 31, 1994, sales to two customers totalled 40% of gross revenues. Sales totalling 38% of gross revenues during the year ended March 31, 1993 were made to two customers. Sales to foreign customers totalled 13%, 15% and 12% of product revenues during the nine months ended December 31, 1994 and the years ended March 31, 1994 and 1993, respectively. The Company grants credit to all of its customers, substantially all of whom are in the animal health products industry.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.


                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


The information required under Part III, Items 9, 10, 11, and 12, has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibit Index
          -------------

          Exhibits marked with an asterisk have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Securities and Exchange Commission. The Company will furnish a copy of any one or more of these exhibits, except for Exhibit 27.1 which is for electronic filing purposes only, to a shareholder who so requests upon receipt of payment for the cost of duplicating and mailing the requested items.

         EXHIBIT                  TITLE                                         METHOD OF FILING
         ------    ------------------------------------------       -----------------------------------------
          2.1*     Plan and Agreement of Merger of Texas            Incorporated herein by reference to
                   Biotechnology Corporation, TBC Acquisition       Exhibit 2.1 to the Registrant's Current
                   Company No. 1 and ImmunoPharmaceutics,           Report on Form 8-K dated July 25, 1994.
                   Inc. dated as of June 17, 1994.

         EXHIBIT                  TITLE                                         METHOD OF FILING
         ------    ------------------------------------------       -----------------------------------------

          3.1*     Articles of Incorporation, as amended.            Incorporated herein by reference to Exhibit
                                                                     3.1 to the Registrant's Registration Statement
                                                                     on Form S-1, Registration No. 33-13495,
                                                                     dated June 3, 1987.

          3.2*     Bylaws, as amended.                               Incorporated herein by reference to Exhibit
                                                                     3.2 to the Registrant's Registration Statement
                                                                     on Form S-1, Registration No. 33-13495,
                                                                     dated June 3, 1987.

         10.1*     Lease of Premises by Registrant located at        Incorporated herein by reference to Exhibit
                   11011 Via Frontera, San Diego, California,        10.1 to the Registrant's Annual Report on
                   dated November 28, 1989.                          Form 10-K for its fiscal year ended March 31,
                                                                     1991.

         10.4*+    1983 Stock Option Plan.                           Incorporated herein by reference to the
                                                                     Registrant's Registration Statement on Form
                                                                     S-18, Registration No. 2-83602, dated August
                                                                     25, 1983.

         10.4.1*+  First Amendment to 1983 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                     10.4.1 to the Registrant's Annual Report on
                                                                     Form 10-K for its fiscal year ended March 31,
                                                                     1988.

         10.5*+    1984 Stock Option Plan.                           Incorporated herein by reference to Exhibit
                                                                     10.5 to the Registrant's Registration Statement
                                                                     on Form S-1, Registration No. 33-5292, dated
                                                                     July 16, 1986.

         10.5.1*+  First and Second Amendments to 1984 Stock         Incorporated herein by reference to Exhibit
                   Option Plan.                                      10.5.1 to the Registrant's Annual Report on
                                                                     Form 10-K for its fiscal year ended March 31,
                                                                     1988.

         10.6*+    1986 Stock Option Plan.                           Incorporated herein by reference to Exhibit
                                                                     10.6 to the Registrant's Registration Statement
                                                                     on Form S-1, Registration No. 33-5292, dated
                                                                     July 16, 1986.

         10.6.1*+  First Amendment to 1986 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                     10.6.1 to the Registrant's Annual Report on
                                                                     Form 10-K for its fiscal year ended March 31,
                                                                     1988.

         10.21*    Distribution Agreement between Vedco, Inc.        Incorporated herein by reference to Exhibit
                   and the Registrant, dated October 15, 1986.       10.21 to the Registrant's Registration
                                                                     Statement on Form S-1, Registration No. 33-
                                                                     5292, dated July 16, 1986.

         EXHIBIT                  TITLE                                         METHOD OF FILING
         ------    ------------------------------------------       -----------------------------------------
         10.26*+   1987 Stock Option Plan.                           Incorporated herein by reference to Exhibit 28
                                                                     to the Registrant's Registration Statement on
                                                                     Form S-8, Registration No. 33-15712, dated
                                                                     July 9, 1987.

         10.26.1*+ First Amendment to 1987 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                     10.26.1 to the Registrant's Annual Report on
                                                                     Form 10-K for its fiscal year ended March 31,
                                                                     1988.

         10.33*    Lease of Premises (expansion) by the              Incorporated herein by reference to Exhibit
                   Registrant located at 16410 Via Esprillo, San     10.33 to the Registrant's Annual Report on
                   Diego, California, dated February 25, 1988.       Form 10-K for its fiscal year ended March 31,
                                                                     1988.

         10.33.1*  First Amendment to Lease of Premises by the       Incorporated herein by reference to Exhibit
                   Registrant located at 16410 Via Esprillo, San     10.33.1 to the Registrant's Annual Report on
                   Diego, California, dated August 9, 1988.          Form 10-K for its fiscal year ended March 31,
                                                                     1989.

         10.34*+   1988 Stock Option Plan.                           Incorporated herein by reference to Exhibit 28
                                                                     to the Registrant's Registration Statement on
                                                                     Form S-8, Registration No. 33-24444, dated
                                                                     September 30, 1988.

         10.36*    Marketing Agreement between the Registrant        Incorporated herein by reference to Exhibit
                   and Bio-Trends International, Inc., dated May     10.36 to the Registrant's Annual Report on
                   10, 1989.                                         Form 10-K for its fiscal year ended March 31,
                                                                     1989.

         10.36.1*  Distribution Agreement between the                Incorporated herein by reference to Exhibit
                   Registrant and Bio-Trends International, Inc.,    10.36.1 to the Registrant's Annual Report on
                   dated February 7, 1990.                           Form 10-K for its fiscal year ended March 31,
                                                                     1990.

         10.39*    Distribution Agreement between the                Incorporated herein by reference to Exhibit
                   Registrant and Bio-Trends International, Inc.,    10.39 to the Registrant's Annual Report on
                   dated August 1, 1990.                             Form 10-K for its fiscal year ended March 31,
                                                                     1991.

         10.40*    Framework Agreement between Pitman-               Incorporated herein by reference to Exhibit
                   Moore, Inc. and the Registrant, dated June 26,    7.01 to the Registrant's Current Report on
                   1992.                                             Form 8-K dated July 13, 1992, as amended
                                                                     Form 8 on November 4, 1992 and December
                                                                     10, 1992.

         EXHIBIT                  TITLE                                         METHOD OF FILING
         ------    ------------------------------------------       -----------------------------------------
         10.41*    Agreement between the Registrant and Rhone       Incorporated herein by reference to Exhibit
                   Merieux, dated July 9, 1992.                     7.01 to the Registrant's Current Report on
                                                                    Form 8-K dated July 23, 1992.

         10.43*+   1991 Stock Option Plan, as amended               Incorporated herein by reference to Exhibit
                                                                    4.1 to the Registrant's Registration Statement
                                                                    on Form S-8, Registration No. 33-55992,
                                                                    dated December 21, 1992.

         10.44*    Purchase Agreement between SmithKline            Incorporated herein by reference to Exhibit
                   Beecham Animal Health and the Registrant,        7.01 to the Registrant's Current Report on
                   dated December 10, 1992.                         Form 8-K dated December 30, 1992.

         10.45*    Settlement Agreement and Mutual Release          Incorporated herein by reference to Exhibit
                   between the Registrant and PruTech Research      10.45 to the Registrant's Annual Report on
                   and Development Partnership II, effective        Form 10-KSB for its fiscal year ended March
                   March 31, 1993.                                  31, 1993.

         10.46*    Agreement Regarding Licensing,                   Incorporated herein by reference to Exhibit
                   Development, Marketing and Manufacturing,        10.46 to the Registrant's Quarterly Report on
                   dated as of June 30, 1993.                       Form 10-QSB for the quarter ended
                                                                    December 31, 1993.

         10.47*    Amendment No. One to Agreement Regarding         Incorporated herein by reference to Exhibit
                   Licensing, Development, Marketing and            10.47 to the Registrant's Quarterly Report on
                   Manufacturing, dated December 9, 1993.           Form 10-QSB for the quarter ended
                                                                    December 31, 1993.

         10.48*    Termination and Release Agreement between        Incorporated herein by reference to Exhibit
                   the Registrant and Kyoritsu Shoji Co., Ltd.,     10.48 to the Registrant's Quarterly Report on
                   dated January 4, 1994.                           Form 10-QSB for the quarter ended
                                                                    December 31, 1993.

         10.49*+   1994 Stock Option Plan                           Incorporated herein by reference to Exhibit
                                                                    99.1 to the Registrant's Registration Statement
                                                                    on Form S-8, Registration No. 33-85908,
                                                                    dated October 31, 1994.

         11.1      Computation of Loss Per Share.                   Filed herewith.

         23.1      Consent of Independent Accountants               Filed herewith.

         27        Financial Data Schedule                          Filed herewith for electronic filing purposes
                                                                    only.

-----------------------------
* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K dated October 20, 1994 reflecting a change in its year end from March 31 to December 31.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1995                 SYNBIOTICS CORPORATION

                                       By   /s/ Michael K. Green
                                          -------------------------------
                                          Michael K.  Green
                                          Vice President - Finance


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                               TITLE                                  DATE
        ---------                               -----                                  ----
/s/ Robert L. Widerkehr       Chief Executive Officer, President and Director    March 24, 1995
---------------------------
Robert L.  Widerkehr

/s/ Michael K. Green          Chief Financial Officer                             March 24, 1995
---------------------------
Michael K. Green

/s/ Keith A. Butler           Chief Accounting Officer and Corporate Controller   March 24, 1995
---------------------------
Keith A. Butler

/s/ Patrick Owen Burns        Director                                            March 24, 1995
---------------------------
Patrick Owen Burns

/s/ James C. DeCesare         Director                                            March 24, 1995
---------------------------
James C. DeCesare

/s/ Theodor H. Heinrichs      Director                                            March 24, 1995
---------------------------
Theodor H.  Heinrichs

/s/ M. Blake Ingle            Director                                            March 24, 1995
---------------------------
M. Blake Ingle

/s/ Donald E. Phillips        Director                                            March 24, 1995
---------------------------
Donald E.  Phillips