Form 10-Q/A
SYNBIOTICS CORP
filed 1995-03-30
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 1)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11303

                             SYNBIOTICS CORPORATION
       (Exact name of small business issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]      No [ ]

As of October 28, 1994, 5,803,876 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

================================================================================

This amendment (dated March 24, 1995) to the issuer's quarterly report on Form 10-QSB for the period ended September 30, 1994 reflects changes made to the information contained in Part I, Items 1 and 2, and Part II, Item 6. The information contained in Part II, Items 1, 2, 3, 4 and 5 has not changed since the original filing.

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.     Condensed Statement of Operations -
              Three and six months ended September 30, 1994 and 1993          3

            Condensed Balance Sheet -
              September 30, 1994 and March 31, 1994                           4

            Condensed Statement of Cash Flows -
              Six months ended September 30, 1994 and 1993                    5

            Notes to Condensed Financial Statements                           6

            Management's Discussion and Analysis or Plan of Operation         7


PART II.    Other Information                                                 9

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                             -----------------------   -----------------------
                                                1994         1993         1994         1993
                                             ----------   ----------   ----------   ----------
Revenues:
 Product sales                               $2,030,000   $2,202,000   $3,890,000   $6,252,000
 License fees and other                          66,000                   106,000       31,000
 Interest                                        27,000       23,000       61,000       74,000
                                             ----------   ----------   ----------   ----------
                                              2,123,000    2,225,000    4,057,000    6,357,000
                                             ----------   ----------   ----------   ----------
Cost and expenses:
 Cost of sales                                1,080,000    1,080,000    2,016,000    2,822,000
 Research and development                       283,000       94,000      553,000      174,000
 Selling and marketing                        1,096,000      824,000    2,455,000    1,930,000
 General and administrative                     512,000      594,000    1,163,000    1,281,000
                                             ----------   ----------   ----------   ----------
                                              2,971,000    2,592,000    6,187,000    6,207,000
                                             ----------   ----------   ----------   ----------
(Loss) income before income taxes              (848,000)    (367,000)  (2,130,000)     150,000

Provision for income taxes                                    (8,000)       2,000        3,000
                                             ----------   ----------   ----------   ----------
(Loss) income before gain on disposition of
 investment in affiliated company              (848,000)    (359,000)  (2,132,000)     147,000

Gain on disposition of investment in
 affiliated company                           2,036,000                 2,036,000
                                             ----------   ----------   ----------   ----------

Net income (loss)                            $1,188,000   $ (359,000)  $  (96,000)  $  147,000
                                             ==========   ==========   ==========   ==========

Net income (loss) per share                  $      .20   $     (.06)  $     (.02)  $      .03
                                             ==========   ==========   ==========   ==========

Weighted average shares outstanding           5,824,000    5,840,000    5,839,000    5,651,000
                                             ==========   ==========   ==========   ==========

Net income (loss) per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.


           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------

                                                              September 30,      March 31,
                                                                   1994            1994
                                                               ------------    ------------
                                                               (unaudited)      (audited)
ASSETS
Current assets:
 Cash and equivalents                                          $  1,890,000    $  3,635,000
 Accounts receivable                                                895,000       3,135,000
 Receivable from affiliate                                            5,000          88,000
 Note receivable from affiliate                                     150,000         600,000
 Inventories                                                      2,976,000       2,148,000
 Other current assets                                               503,000         517,000
                                                               ------------    ------------
   Total current assets                                           6,419,000      10,123,000

Property and equipment, net                                       1,400,000       1,286,000
Securities available for sale                                     1,203,000
Other assets                                                      1,866,000       2,041,000
                                                               ------------    ------------
                                                               $ 10,888,000    $ 13,450,000
                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                         $  1,019,000    $  2,041,000
 Other current liabilities                                          217,000         217,000
                                                               ------------    ------------
   Total current liabilities                                      1,236,000       2,258,000
                                                               ------------    ------------

Other liabilities                                                   475,000         486,000
                                                               ------------    ------------
Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,803,000 shares issued and outstanding at
   September 30, 1994 and March 31, 1994                         29,317,000      29,317,000
 Unrealized holding losses from securities available for sale    (1,433,000)
 Accumulated deficit                                            (18,707,000)    (18,611,000)
                                                               ------------    ------------
   Total shareholders' equity                                     9,177,000      10,706,000
                                                               ------------    ------------
                                                               $ 10,888,000    $ 13,450,000
                                                               ============    ============

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                        September 30,
                                                                   ------------------------
                                                                      1994          1993
                                                                   -----------   ----------
Cash flows from operating activities:
 Net income                                                        $   (96,000)  $  147,000
 Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                                      385,000      393,000
    Gain on disposition of investment in affiliated company         (2,036,000)
    Changes in assets and liabilities:
      Accounts receivable                                            2,240,000      421,000
      Receivable from affiliates                                        83,000       14,000
      Inventories                                                     (828,000)    (168,000)
      Other assets                                                       1,000      116,000
      Accounts payable and accrued expenses                         (1,022,000)    (116,000)
      Other liabilities                                                (11,000)      25,000
                                                                   -----------   ----------

Net cash (used for) provided by operating activities                (1,284,000)     832,000
                                                                   -----------   ----------

Cash flows from investing activities:
 Acquisition of property and equipment                                (311,000)    (110,000)
 Loans to affiliates                                                  (150,000)    (600,000)
                                                                   -----------   ----------

Net cash used for investing activities                                (461,000)    (710,000)
                                                                   -----------   ----------

Cash flows from financing activities:
 Payments of long-term debt                                                          (3,000)
 Issuance of common stock                                                           586,000
                                                                   -----------   ----------

Net cash provided by financing activities                                           583,000
                                                                   -----------   ----------


Net (decrease) increase in cash and equivalents                     (1,745,000)     705,000

Cash and equivalents - beginning of year                             3,635,000    3,652,000
                                                                   -----------   ----------
Cash and equivalents - end of period                               $ 1,890,000   $4,357,000
                                                                   ===========   ==========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of September 30, 1994 and the statements of operations and of cash flows for the three and six month periods ended September 30, 1994 and 1993 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended March 31, 1994. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - INVENTORIES:

Inventories consist of the following:


                     September 30,    March 31,
                         1994           1994
                     -------------   ----------
Raw materials          $  640,000    $  469,000
Work in process           997,000       907,000
Finished goods          1,339,000       772,000
                       ----------    ----------
                       $2,976,000    $2,148,000
                       ==========    ==========


Note 3 - Disposition of Investment in Affiliated Company:

On July 25, 1994, ImmunoPharmaceutics, Inc. ("IPI"), of which Synbiotics Corporation (the "Company") was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI.

The carrying value of the Company's investment in IPI had previously been reduced to zero due to the application of the equity method of accounting for the investment in IPI. In conjunction with the acquisition, the Company converted its $600,000 note receivable from IPI into voting stock of IPI, which is considered to be a non-cash investing activity for purposes of the statement of cash flows.

As a result of the transaction, the Company received approximately 655,000 shares of TBC common stock, and may receive an additional 982,000 shares of TBC common stock if certain contingencies are met by IPI. In fact, approximately 409,000 of the approximately 982,000 shares have been formally issued to the Company, and are being held in escrow pending the outcome of the contingencies. The Company has valued its investment in TBC at $4.025 per share and, as a result, recognized a gain for financial reporting purposes of approximately $2,036,000 in the fiscal quarter ending September 30, 1994. No amounts have been recorded related to the approximately 982,000 contingent shares of TBC common stock, and no amounts will be recorded until such time as the contingencies are satisfied. In accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investment in TBC is classified as securities available for sale and is required to be carried at fair market value. Unrealized losses on the investment, which are classified as a separate component of shareholders' equity, totalled $1,433,000 for the three and six months ended September 30, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the second quarter of fiscal 1995 decreased by $102,000 or 5% from the second quarter of fiscal 1994. The decrease comprises a $172,000 or 8% decrease in product sales offset by a $70,000 increase in interest, license fees and other revenue. Total revenue for the six months ended September 30, 1994 decreased by $2,300,000 or 36% from the six months ended September 30, 1993.

Product sales during the second quarter of fiscal 1995 decreased primarily due to the fact that this fiscal year's international shipments of bulk feline leukemia vaccine to Rhone-Merieux, who bottles and markets the Company's feline leukemia vaccine under their own brand name in certain parts of Europe, will be made in the third quarter but last year these shipments occurred in the second quarter. This factor was offset by an increase of $151,000 or 13% in the sales of the Company's diagnostic products, due to increased promotional programs, as well as $138,000 of sales of vaccine products which were introduced in the third quarter of fiscal 1994. For the six months ended September 30, 1994, product sales declined significantly as compared to fiscal 1994. The factors causing this decrease operated primarily in the first quarter. Product sales during the first quarter of fiscal 1995 decreased $2,191,000 or 54%. The decrease in product sales was primarily the result of timing of shipments to distributors. The timing of shipments to distributors is dependent upon, among other things, distributor inventory levels, anticipated seasonal inventory requirements and the timing of both the Company's and its competitors' promotional programs. In the fourth quarter of fiscal 1993 the Company's manufacturing facility was on back order for several products which resulted in those products being shipped in the first quarter of fiscal 1994, whereas there was no back order situation in the fourth quarter of fiscal 1994 and no corresponding benefit to the first quarter of fiscal 1995. Also, the Company strove to make all possible shipments before the end of the 1994 fiscal year, even if doing so reduced reportable sales for the first quarter of fiscal 1995. Therefore, the year-to-year comparison of first quarters favors fiscal 1994 over fiscal 1995.

Sales of the Company's recently acquired vaccine products have been below expectations, due primarily to competitors' unusually aggressive promotions.
The Company is planning a major sales promotional campaign for these products in the third quarter of fiscal 1995. Nonetheless, sales of these vaccine products in the last six months of fiscal 1995 are expected to trail such sales in the last six months of fiscal 1994, due to volume generated by extremely aggressive pricing during last year's sales launch.

The cost of sales as a percentage of product revenue increased to 53% during the second quarter of fiscal 1995 as compared to 49% for the second quarter of fiscal 1994. The increase is due to shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. of Athens, Georgia, during the second quarter of fiscal 1995. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost, because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. (By contrast, the Company's sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost.) There were no corresponding shipments to Rhone Merieux, Inc. during the second quarter of fiscal 1994. Had these shipments not been made the cost of sales as a percentage of product revenue would have been 49%, the same as that for the second quarter of fiscal 1994. The cost of sales as a percentage of product revenue increased to 52% during the six months ended September 30, 1994 as compared to 45% for the six months ended September 30, 1993. The increase is due to the decrease in production (and a corresponding decrease in economies of scale) as a result of the decrease in product sales during the first quarter of fiscal 1995, and to higher sales of bulk vaccine at cost to Rhone Merieux, Inc. during the six months ended September 30, 1994.

Research and development expenses during the second quarter of fiscal 1995 increased by $189,000 or 201% over the first quarter of fiscal 1994, and increased during the six months ended September 30, 1994 by $379,000 or 218% over the six months ended September 30, 1993. The increases are due to continuing outsourced development of certain companion animal diagnostics utilizing licensed technology, which began in the third quarter of fiscal 1994, as well as the addition of a senior manager of research and development during the third quarter of fiscal 1994.

Selling and marketing expenses during the second quarter of fiscal 1995 increased $272,000 or 33% over the second quarter of fiscal 1994, and increased during the six months ended September 30, 1994 by $525,000 or 27% over the six months ended September 30, 1993. The increases are due primarily to sales promotional programs implemented in the first and second quarters of fiscal 1995, as well as the addition of one field sales representative during the fourth quarter of fiscal 1994 and two field sales representatives during the first quarter of fiscal 1995.

On July 25, 1994, ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company received approximately 655,000 shares of TBC common stock, and may receive an additional 982,000 shares of TBC common stock if certain contingencies are met by IPI. In fact, approximately 409,000 of the approximately 982,000 shares have been formally issued to the Company, and are being held in escrow pending the outcome of the contingencies. As a result of the merger transaction, the Company recognized a gain for financial reporting purposes of approximately $2,036,000 during the second quarter of fiscal 1995. The Company now owns approximately 7% of TBC (including the escrowed shares) and will account for this investment on the cost method.

The Company had originally valued its investment in TBC at $4.625 per share, the closing price on July 25, 1994 of a TBC common stock/warrant unit as reported by the American Stock Exchange. The per unit price was not discounted to reflect a value for the warrant component of the unit based on the following factors: 1) the warrants were not separately tradeable on July 25, 1994; 2) the warrants, which have an exercise price of $8.4375 per share, were significantly out-of-the-money on July 25, 1994; 3) there was no reliable method for valuing non-tradeable warrants; 4) management believed that, if there was a value for the warrants, any value would be de minimis in nature and 5) based on the previously mentioned factors, management believed that there was no justification for assigning a value, other than zero, to the warrants. On November 7, 1994, the TBC units were split into separately trading common stock and warrants, and the closing market price of the warrants on that day (with the warrants even more out-of-the-money than they had been on July 25, 1994) was $0.25 per warrant.
The Company then had a reliable method, in hindsight, of valuing the warrant at July 25, 1994 and adjusted its estimate of the fair market value of its investment in TBC accordingly. The result was a reduction in the recognized gain of approximately $393,000.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $5,183,000 at September 30, 1994, are sufficient to meet its current working capital needs. The reduction in working capital since March 31, 1994 is attributable to the operating loss for the six months ended September 30, 1994. The reduction in cash is also due, in part, to a buildup of inventories of vaccines in anticipation of third quarter sales promotions.

In conjunction with the acquisition of IPI by TBC, the Company converted its $600,000 bridge loan to IPI into shares of IPI common stock which were then exchanged for shares of TBC common stock.

TBC is a publicly traded company. However, the TBC stock received by the Company in the merger is subject to certain securities-law and contractual restrictions against resale. The Company's present intention is to hold its TBC stock for investment.

In June 1994, the Company entered into a $150,000 bridge loan agreement with UniSyn Technologies, Inc. ("UniSyn"), of which the Company is a 23% shareholder. The note was due on August 1, 1994, bears interest at the rate of prime plus 2%, and was secured by certain of UniSyn's receivables. In August 1994, the note was amended to extend the due date to no later than January 26, 1995 and is now secured by all of the assets of UniSyn. UniSyn also has additional debt totalling $610,000 which has a pari passu security interest in the same collateral that the Company has. The Company has no obligation to provide additional capital resources to UniSyn in the future.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS:
          ------------------

No further disclosure required.


ITEM 2.   CHANGES IN SECURITIES:
          ----------------------

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
          --------------------------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

The Annual Meeting of Shareholders was held on August 25, 1994. The following matters were submitted to a vote, with the results indicated below:

    (a) Ratification of selection of Price Waterhouse as the Company's independent accountants:

          For: 4,572,957 Against: 9,107 Abstain: 10,660 Withheld: 0 Broker Non-votes: 0

(b)  Election of directors:

                                                                        Broker
          Nominee                For     Against    Abstain  Withheld  Non-votes
          -------                ---     -------    -------  --------  ---------
     Patrick Owen Burns        4,572,112    n/a       n/a      20,612      0
     James C. DeCesare         4,573,012    n/a       n/a      19,712      0
     Theodor H. Heinrichs      4,573,637    n/a       n/a      19,087      0
     Edward L. McConnell       4,569,342    n/a       n/a      23,382      0
     Donald E. Phillips        4,572,212    n/a       n/a      20,512      0
     Robert L. Widerkehr       4,570,877    n/a       n/a      21,847      0

ITEM 5.   OTHER INFORMATION:
          ------------------

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

          11.1   Computation of Loss Per Share.

    (b)   Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K, as amended, dated July 25, 1994 reflecting the acquisition of ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder, by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SYNBIOTICS CORPORATION


Date:  March 24, 1995                  /s/ Michael K. Green
                                       -----------------------------------
                                       Michael K. Green
                                       Vice President of Finance and Chief
                                       Financial Officer