Form 10QSB
period 1995-03-31
SYNBIOTICS CORP
filed 1995-05-15
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of April 28, 1995, 5,803,376 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]      No [X]

================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                             PAGE
- ---------------------------------------------------------------------------------

PART I.     Condensed Statement of Operations -
             Three months ended March 31, 1995 and 1994                       3

            Condensed Balance Sheet -
             March 31, 1995 and December 31, 1994                             4

            Condensed Statement of Cash Flows -
             Three months ended March 31, 1995 and 1994                       5

            Notes to Condensed Financial Statements                           6

            Management's Discussion and Analysis or Plan of Operation         7


PART II.    Other Information                                                 7

ITEM 1.   FINANCIAL STATEMENTS

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
- -------------------------------------------------------------------------------

                                          Three Months Ended
                                                March 31,
                                        ------------------------
                                           1995          1994
                                        ----------    ----------
Revenues:
 Product sales                          $4,826,000    $5,486,000
 License fees and other                     50,000        65,000
 Interest                                    9,000        15,000
                                        ----------    ----------

                                         4,885,000     5,566,000
                                        ----------    ----------

Cost and expenses:
 Cost of sales                           2,183,000     2,684,000
 Research and development                  201,000       249,000
 Selling and marketing                   1,378,000     1,430,000
 General and administrative                351,000       784,000
                                        ----------    ----------

                                         4,113,000     5,147,000
                                        ----------    ----------

Income before income taxes                 772,000       419,000

Provision for income taxes                  18,000
                                        ----------    ----------

Net income                              $  754,000    $  419,000
                                        ==========    ==========

Net income per share                          $.13          $.07
                                        ==========    ==========

Weighted average shares outstanding      5,803,000     5,906,000
                                        ==========    ==========


Net (loss) income per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.


           See accompanying notes to condensed financial statements.

SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
- --------------------------------------------------------------------------------

                                                                    March 31,      December 31,
                                                                       1995           1994
                                                                   -----------     -----------
                                                                   (unaudited)      (audited)
ASSETS

Current assets:
 Cash and equivalents                                               $1,151,000      $  447,000
 Securities available for sale                                         507,000         502,000
 Accounts receivable                                                 2,023,000       1,444,000
 Inventories                                                         2,870,000       2,763,000
 Other current assets                                                  854,000         963,000
                                                                   -----------     -----------

   Total current assets                                              7,405,000       6,119,000

Property and equipment, net                                          1,233,000       1,329,000
Securities available for sale                                          860,000         942,000
Other assets                                                         1,870,000       1,921,000
                                                                   -----------     -----------
                                                                   $11,368,000     $10,311,000
                                                                   ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                             $ 2,041,000      $1,662,000
 Other current liabilities                                             701,000         695,000
                                                                   -----------     -----------

   Total current liabilities                                         2,742,000       2,357,000
                                                                   -----------     -----------

Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,803,000 shares issued and outstanding at March 31, 1995
   and December 31, 1994                                            29,318,000      29,318,000
 Unrealized holding losses from securities available for sale       (1,777,000)     (1,695,000)
 Accumulated deficit                                               (18,915,000)    (19,669,000)
                                                                   -----------     -----------

   Total shareholders' equity                                        8,626,000       7,954,000
                                                                   -----------     -----------

                                                                   $11,368,000     $10,311,000
                                                                   ===========     ===========

           See accompanying notes to condensed financial statements.

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                    March 31,      December 31,
                                                                       1995           1994
                                                                   -----------     -----------
                                                                   (unaudited)      (audited)
Cash flows from operating activities:
 Net income                                                        $  754,000       $  419,000
 Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                                     251,000          201,000
    Changes in assets and liabilities:
      Accounts receivable                                            (579,000)      (1,759,000)
      Receivable from affiliates                                                        22,000
      Inventories                                                    (107,000)         643,000
      Other assets                                                     65,000          (88,000)
      Accounts payable and accrued expenses                           379,000          671,000
      Other liabilities                                                 6,000            3,000
                                                                   -----------     -----------

Net cash provided by operating activities                             769,000          112,000
                                                                   -----------     -----------

Cash flows from investing activities:
 Acquisition of property and equipment                                (60,000)        (105,000)
 Investment in securities available for sale                           (5,000)
 Loans to affiliates                                                                  (300,000)
                                                                   -----------     -----------

Net cash used for investing activities                                (65,000)        (405,000)
                                                                   -----------     -----------


Net increase (decrease) in cash and equivalents                       704,000         (293,000)

Cash and equivalents - beginning of year                              447,000        3,928,000
                                                                   -----------     -----------

Cash and equivalents - end of period                               $1,151,000       $3,635,000
                                                                   ===========     ===========

           See accompanying notes to condensed financial statements.

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of March 31, 1995 and the statements of operations and of cash flows for the three month periods ended March 31, 1995 and 1994 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1994. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE:

Included in current assets are securities available for sale which consist of U.S. Government Treasury bills.


NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                       March 31,    December 31,
                                                         1995           1994
                                                       ----------   ------------

Raw materials                                          $  624,000    $  576,000
Work in process                                           767,000       756,000
Finished goods                                          1,479,000     1,431,000
                                                       ----------    ----------
                                                       $2,870,000    $2,763,000
                                                       ==========    ==========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the first quarter of 1995 decreased by $681,000 or 12% from the first quarter of 1994. Product sales during the first quarter of 1995 decreased $660,000 or 12%. The decrease is due to a $1,127,000 or 46% decrease in vaccine sales, offset by an increase of $467,000 or 15% in diagnostic sales. Vaccine sales decreased primarily due to decreased international shipments of bulk feline leukemia vaccine to Rhone-Merieux, which bottles and markets the Company's feline leukemia vaccine under its own brand name in certain parts of Europe, and the fact that vaccine sales during the first quarter of 1994 were unusually large as a result of initial "load-in" distributor purchases as part of the Company's new vaccine product line launch. The increased diagnostic sales are primarily due to the introduction of ICT GOLD/TM/ HW, the Company's new canine heartworm diagnostic, in March 1995.

The cost of sales as a percentage of product revenue decreased to 45% during the first quarter of 1995 as compared to 49% for the first quarter of 1994. The decrease is due to the increased sales of diagnostic products, which generally have higher profit margins, and the decrease in sales of vaccine products, which generally have lower profit margins.

Research and development expenses during the first quarter of 1995 decreased by $48,000 or 19% from the first quarter of 1994. The decrease is due to completion of the development of the Company's ICT GOLD/TM/ HW canine heartworm diagnostic test which was introduced in March 1995.

General and administrative expenses during the first quarter of 1995 decreased by $433,000 or 55% from the first quarter of 1994. The decrease is due to a decrease in legal expenses as a result of the settlement of major litigation in December 1994.

The Company's business is seasonal, and is concentrated within the canine heartworm selling season, which falls mainly in the quarters ending March 31 and June 30 of each year. Sales and profits from operations in the quarters ending September 30 and December 31 of each year are expected to be less favorable than in the heartworm selling season.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $4,663,000 at March 31, 1995, are sufficient to meet its current working capital needs.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS:
          ------------------

None.


ITEM 2.   CHANGES IN SECURITIES:
          ----------------------

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
          --------------------------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

None.


ITEM 5.   OTHER INFORMATION:
          ------------------

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

          11.1   Computation of Loss Per Share.

          27     Financial Data Schedule (for electronic filing purposes only).

    (b)   Reports on Form 8-K
          -------------------

          None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           SYNBIOTICS CORPORATION


Date:  May 15, 1995        /s/ Michael K. Green
                           -----------------------
                           Michael K. Green
                           Vice President of Finance and Chief Financial Officer
                           (signing both as a duly authorized officer and as
                           principal financial officer)