Form 10QSB
period 1995-06-30
SYNBIOTICS CORP
filed 1995-08-11
CIK 719483

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


As of July 31, 1995, 5,803,376 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                         PAGE
                                                                         ----

PART I.    Condensed Statement of Operations -
             Three and six months ended June 30, 1995 and 1994             2

           Condensed Balance Sheet -
             June 30, 1995 and December 31, 1994                           3

           Condensed Statement of Cash Flows -
             Six months ended June 30, 1995 and 1994                       4

           Notes to Condensed Financial Statements                         5

           Management's Discussion and Analysis or Plan of Operation       6


PART II.   Other Information                                               7


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                 ---------------------------------------    ---------------------------------------
                                                        1995                1994                   1995                 1994
                                                 -------------------   -----------------    ------------------   ------------------

Revenues:
 Product sales                                   $         3,811,000   $       1,860,000    $        8,637,000    $       7,346,000
 License fees and other                                       97,000              40,000               148,000              105,000
 Interest                                                      9,000              34,000                17,000               49,000
                                                 -------------------   -----------------    ------------------   ------------------
                                                           3,917,000           1,934,000             8,802,000            7,500,000
                                                 -------------------   -----------------    ------------------   ------------------
Cost and expenses:
 Cost of sales                                             2,304,000             936,000             4,487,000            3,620,000
 Research and development                                    217,000             270,000               418,000              519,000
 Selling and marketing                                       982,000           1,349,000             2,360,000            2,779,000
 General and administrative                                  361,000             661,000               712,000            1,445,000
                                                 -------------------   -----------------    ------------------   ------------------
                                                           3,864,000           3,216,000             7,977,000            8,363,000
                                                 -------------------   -----------------    ------------------   ------------------
Income (loss) before gain on disposition of
 investment in affiliated company                             53,000          (1,282,000)              825,000             (863,000)


Gain on disposition of investment in affiliate               931,000                                   931,000
                                                 -------------------   -----------------    ------------------   ------------------
Income (loss) before income taxes                            984,000          (1,282,000)            1,756,000             (863,000)


Provision for income taxes                                     4,000               2,000                22,000                2,000
                                                 -------------------   -----------------    ------------------   ------------------
Net income (loss)                                $           980,000   $      (1,284,000)   $        1,734,000    $        (865,000)

                                                 ===================   =================    ==================   ==================
Net income (loss) per share                      $               .17   $            (.22)   $              .30    $            (.15)

                                                 ===================   =================    ==================   ==================
Weighted average shares outstanding                        5,806,000           5,803,000             5,805,000            5,803,000
                                                 ===================   =================    ==================   ==================

Net income (loss) per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
- --------------------------------------------------------------------------------

                                                                      June 30,        December 31,
                                                                        1995              1994
                                                                   ------------      ------------
                                                                    (unaudited)        (audited)
ASSETS

Current assets:
 Cash and equivalents                                              $  1,291,000      $    447,000
 Securities available for sale                                          502,000           502,000
 Accounts receivable                                                  1,829,000         1,444,000
 Inventories                                                          2,652,000         2,763,000
 Other current assets                                                   884,000           963,000
                                                                   ------------      ------------
   Total current assets                                               7,158,000         6,119,000

Property and equipment, net                                           1,088,000         1,329,000
Securities available for sale                                         1,765,000           942,000
Other assets                                                          1,774,000         1,921,000
                                                                   ------------      ------------
                                                                   $ 11,785,000      $ 10,311,000
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                             $  1,518,000      $  1,662,000
 Other current liabilities                                              697,000           695,000
                                                                   ------------      ------------
   Total current liabilities                                          2,215,000         2,357,000
                                                                   ------------      ------------
Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,803,000 shares issued and outstanding at
   June 30, 1995 and December 31, 1994                               29,308,000        29,318,000
 Unrealized holding losses from securities available for sale        (1,803,000)       (1,695,000)
 Accumulated deficit                                                (17,935,000)      (19,669,000)
                                                                   ------------      ------------
   Total shareholders' equity                                         9,570,000         7,954,000
                                                                   ------------      ------------
                                                                   $ 11,785,000      $ 10,311,000
                                                                   ============      ============

           See accompanying notes to condensed financial statements.

        --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                      June 30,
                                                             -----------------------
                                                                 1995         1994
                                                             ----------    ----------
Cash flows from operating activities:
 Net income (loss)                                           $1,734,000    $ (865,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                               507,000       390,000
    Gain on disposition of investment in affiliate             (931,000)
    Changes in assets and liabilities:
      Accounts receivable                                      (385,000)      524,000
      Receivable from affiliates                                              (30,000)
      Inventories                                               111,000      (179,000)
      Other assets                                               35,000       (38,000)
      Accounts payable and accrued expenses                    (144,000)      108,000
      Other liabilities                                           2,000       (18,000)
                                                             ----------    ----------
Net cash provided by (used for) operating activities            929,000      (108,000)
                                                             ----------    ----------
Cash flows from investing activities:
 Acquisition of property and equipment                          (75,000)     (196,000)
 Loans to affiliates                                                         (450,000)
                                                             ----------    ----------
Net cash used for investing activities                          (75,000)     (646,000)
                                                             ----------    ----------
Cash flows from financing activities:
 Common stock issuance costs                                    (10,000)
                                                             ----------    ----------
Net cash used for financing activities                          (10,000)
                                                             ----------    ----------
Net increase (decrease) in cash and equivalents                 844,000      (754,000)

Cash and equivalents - beginning of year                        447,000     3,928,000
                                                             ----------    ----------
Cash and equivalents - end of period                         $1,291,000    $3,174,000
                                                             ==========    ==========


           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of June 30, 1995 and the statements of operations and of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the nine month period ended December 31, 1994. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE:

Included in current assets are securities available for sale which consist of U.S. Government Treasury bills.

On June 30, 1995, the Company received 573,000 shares of Texas Biotechnology Corporation ("TBC") common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of ImmunoPharmaceutics, Inc. ("IPI") by TBC in July 1994. Accordingly, the Company recognized a gain for financial reporting purposes in the amount of $931,000, based on the closing price of TBC common stock on May 31, 1995 of $1.625 per share as reported on the American Stock Exchange.

The Company may receive an additional 409,000 shares of TBC common stock (the "Contingent Shares") pending the outcome of certain remaining contingencies. No amounts have been recorded related to the Contingent Shares, and no amounts will be recorded until such time as the contingencies are satisfied.


NOTE 3 - INVENTORIES:

Inventories consist of the following:


                      June 30,    December 31,
                        1995          1994
                     ----------   ------------

Raw materials        $  598,000     $  576,000
Work in process         764,000        756,000
Finished goods        1,290,000      1,431,000
                     ----------     ----------
                     $2,652,000     $2,763,000
                     ==========     ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the second quarter of 1995 increased by $1,983,000 or 103% over the quarter ended June 30, 1994, and increased for the six months ended June 30, 1995 by $1,302,000 or 17% over the six months ended June 30, 1994. The increases are primarily due to an increase in product sales of $1,951,000 or 105% during the second quarter of 1995, and an increase in product sales of $1,291,000 or 18% during the six months ended June 30, 1995, respectively.

The increase in product sales during the second quarter of 1995 comprises an increase in diagnostic sales of $793,000 or 56% and a $1,171,000 or 373% increase in the sales of vaccines. The increased diagnostic sales are primarily due to sales of ICT GOLD/TM/ HW, the Company's new canine heartworm diagnostic, which was introduced in March 1995. Sales of this new product more than offset declines in the Company's other canine heartworm diagnostic products, which were caused by customer shifts to ICT GOLD/TM/ HW and by external product competition. Vaccine sales increased due to increased international and domestic shipments of bulk feline leukemia vaccine, promotional programs implemented during the second quarter of 1995 and, primarily, comparison against relatively slow vaccine sales in the quarter ended June 30, 1994. Vaccine sales in the quarter ended March 31, 1994 were unusually large as a result of initial "load-in" distributor purchases as part of the Company's new vaccine product line launch; as a result, distributor demand was low in the following quarter. The six months ended June 30, 1995 saw an increase in diagnostic sales of $1,310,000 or 30% and a $51, 000 or 2% increase in vaccine sales, both explained by the respective factors discussed above.

The cost of sales as a percentage of product revenue increased to 60% during the second quarter of 1995 as compared to 50% for the quarter ended June 30, 1994. The increase is due to increased unapplied manufacturing overhead resulting from a larger percentage of product sales during the second quarter of 1995 being generated from products which are manufactured for the Company by third parties. The cost of sales percentage was worsened by domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the second quarter of 1995. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 55% and 43% during the quarters ended June 30, 1995 and 1994, respectively, if the zero margin bulk sales were not taken into consideration. The 1995 cost of sales percentage was also influenced by reduced average selling prices due to increased competition and promotional programs. The cost of sales as a percentage of product revenue increased to 52% for the six months ended June 30, 1995 as compared to 49% for the six months ended June 30, 1994. The increase is primarily due to factors similar to those discussed in the quarterly comparison.

Research and development expenses during the second quarter of 1995 decreased by $53,000 or 20% from the quarter ended June 30, 1994, and decreased during the six months ended June 30, 1995 by $101,000 or 19% from the six months ended June 30, 1994. The decreases are primarily due to a decrease in contracted research and development resulting from the completion of the development of the Company's ICT GOLD/TM/ HW canine heartworm diagnostic test which was introduced in March 1995.

Selling and marketing expenses during the second quarter of 1995 decreased by $367,000 or 27% from the quarter ended June 30, 1994, and decreased during the six months ended June 30, 1995 by $419,000 or 15% from the six months ended June 30, 1994. The decreases are due primarily to the non-recurrence of significant 1994 advertising and special sales promotion expenses related to the launch of the Company's new vaccine product line.

General and administrative expenses during the second quarter of 1995 decreased by $300,000 or 45% from the quarter ended June 30, 1994, and decreased during the six months ended June 30, 1995 by $733,000 or 51% from the six months ended June 30, 1994. The decreases are due to a decrease in legal expenses as a result of the settlement of major litigation in December 1994.

On June 30, 1995, the Company received 573,000 shares of Texas Biotechnology Corporation ("TBC") common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of ImmunoPharmaceutics, Inc. ("IPI") by TBC in July 1994. The Company had been a major shareholder of IPI, and had previously recognized a $2,036,000 gain on the transaction for financial reporting purposes. In the second quarter of 1995, the Company recognized an additional gain for financial reporting purposes in the amount of $931,000. The Company may receive an additional 409,000 shares of TBC common stock pending the outcome of certain remaining contingencies. The Company will recognize additional income when, and if, these contingencies are satisfied.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $4,943,000 at June 30, 1995, are sufficient to meet its current working capital needs.

Although TBC is a publicly traded company, the TBC common stock received by the Company is subject to certain securities-law and contractual restrictions against resale. TBC has filed a Registration Statement on Form S-3, which has not yet been declared effective by the Securities and Exchange Commission, related to these shares. The Company's present intent is to hold its 1,228,000 TBC shares for investment.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS:
          ------------------

No material developments.


ITEM 2.   CHANGES IN SECURITIES:
          ----------------------

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
          --------------------------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION:
          ------------------

Theodor H. Heinrichs resigned as a director of the Company, subsequent to the July 12, 1995 annual meeting of shareholders, for health reasons.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

           3.2      Bylaws, as amended

          11.1      Computation of Earnings (Loss) Per Share.

          10.50/*+/ 1995 Stock Option/Stock Issuance Plan. Incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-61103, dated July 17, 1995..

          10.51/*+/ Notice of Grant/Stock Option Agreement form, as used under the 1995 Stock Option/Stock Issuance Plan. Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, Registration No. 33-61103, dated July 17, 1995.

          27        Financial Data Schedule (for electronic filing purposes
                    only).
- ----------
/*/ Incorporated by reference.
/+/ Management contract or compensatory plan or arrangement.


    (b)   Reports on Form 8-K
          -------------------

     None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNBIOTICS CORPORATION


Date:  August 11, 1995                 /s/ Michael K. Green
                                       -----------------------------------------
                                       Michael K. Green
                                       Vice President of Finance and
                                         Chief Financial Officer
                                       (signing both as a duly authorized
                                       officer and as principal financial
                                       officer)