Form 10QSB
period 1995-09-30
SYNBIOTICS CORP
filed 1995-11-14
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              __________________

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


As of November 8, 1995, 5,816,033 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]      No [X]


================================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Statement of Operations - Three and
         nine months ended September 30, 1995 and 1994                         2

         Condensed Balance Sheet - September 30, 1995
         and December 31, 1994                                                 3

         Condensed Statement of Cash Flows - Nine
         months ended September 30, 1995 and 1994                              4

         Notes to Condensed Financial Statements                               5

Item 2.  Management's Discussion and Analysis or Plan of Operation             6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     7

Item 2.  Changes in Securities                                                 7

Item 3.  Defaults Upon Senior Securities                                       8

Item 4.  Submission of Matters to a Vote of Security Holders                   8

Item 5.  Other Information                                                     8

Item 6.  Exhibits and Reports on Form 8-K                                      9

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I.  FINANCIAL STATEMENTS
         --------------------


SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                  ------------                ------------
                                                1995         1994           1995        1994
                                                ----         ----           ----        ----

Revenues:
 Product sales                            $   2,284,000  $  2,030,000   $10,921,000  $  9,376,000
 License fees and other                          92,000        66,000       239,000       171,000
 Interest                                        17,000        27,000        35,000        76,000
                                          -------------  ------------   -----------  ------------

                                              2,393,000     2,123,000    11,195,000     9,623,000
                                          -------------  ------------   -----------  ------------


Cost and expenses:
 Cost of sales                                1,651,000     1,080,000     6,138,000     4,700,000
 Research and development                       274,000       283,000       692,000       802,000
 Selling and marketing                          965,000     1,096,000     3,324,000     3,875,000
 General and administrative                     377,000       512,000     1,090,000     1,957,000
                                          -------------  ------------   -----------  ------------
                                              3,267,000     2,971,000    11,244,000    11,334,000
                                          -------------  ------------   -----------  ------------

Loss before gain on disposition of
 investment in affiliated company              (874,000)     (848,000)      (49,000)   (1,711,000)

Gain on disposition of investment in
 affiliate                                                  2,036,000       931,000     2,036,000
                                          -------------  ------------   -----------  ------------

Income (loss) before income taxes              (874,000)    1,188,000       882,000       325,000

Provision for income taxes                      (20,000)                      2,000         2,000
                                          -------------  ------------   -----------  ------------

Net income (loss)                         $    (854,000) $  1,188,000   $   880,000  $    323,000
                                          =============  ============   ===========  ============

Net income (loss) per share               $        (.15) $        .20   $       .15  $        .06
                                          =============  ============   ===========  ============

Weighted average shares outstanding           5,809,000     5,824,000     5,827,000     5,857,000
                                          =============  ============   ===========  ============

Net income (loss) per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.




           See accompanying notes to condensed financial statements.

          --------------------


SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1995           1994
                                                                      ----           ----
                                                                  (unaudited)      (audited)
ASSETS

Current assets:
 Cash and equivalents                                             $  1,436,000   $    447,000
 Securities available for sale                                         507,000        502,000
 Accounts receivable                                                   849,000      1,444,000
 Inventories                                                         2,728,000      2,763,000
 Other current assets                                                  677,000        963,000
                                                                  ------------   ------------

   Total current assets                                              6,197,000      6,119,000

Property and equipment, net                                            979,000      1,329,000
Securities available for sale                                        3,377,000        942,000
Other assets                                                         1,679,000      1,921,000
                                                                  ------------   ------------

                                                                  $ 12,232,000   $ 10,311,000
                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                            $  1,168,000   $  1,662,000
 Other current liabilities                                             697,000        695,000
                                                                  ------------   ------------

   Total current liabilities                                         1,865,000      2,357,000
                                                                  ------------   ------------
Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,815,000 and 5,803,000 shares issued and outstanding at
   September 30, 1995 and December 31, 1994, respectively          29,346,000      29,318,000
 Unrealized holding losses from securities available for sale        (190,000)     (1,695,000)
 Accumulated deficit                                              (18,789,000)    (19,669,000)
                                                                 ------------    ------------

   Total shareholders' equity                                      10,367,000       7,954,000
                                                                 ------------    ------------

                                                                 $ 12,232,000    $ 10,311,000
                                                                 ============    ============


           See accompanying notes to condensed financial statements.

          --------------------


SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER  30,
                                                               ------------
                                                            1995           1994
                                                            ----           ----
Cash flows from operating activities:
 Net income                                            $   880,000      $   323,000
 Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                          761,000          629,000
    Inventory reserve                                      243,000
    Gain on disposition of investment in affiliate        (931,000)      (2,036,000)
    Changes in assets and liabilities:
      Accounts receivable                                  595,000          481,000
      Receivable from affiliates                                            105,000
      Inventories                                         (208,000)        (185,000)
      Other assets                                         243,000         (101,000)
      Accounts payable and accrued expenses               (494,000)        (355,000)
      Other liabilities                                      2,000           (8,000)
                                                       -----------      -----------

Net cash provided by (used for) operating activities     1,091,000       (1,147,000)
                                                       -----------      -----------

Cash flows from investing activities:
 Acquisition of property and equipment                    (125,000)        (441,000)
 Loans to affiliates                                                       (450,000)
                                                       -----------      -----------

Net cash used for investing activities                    (125,000)        (891,000)
                                                       -----------      -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                23,000
                                                       -----------      -----------

Net cash provided by financing activities                   23,000
                                                       -----------      -----------

Net increase (decrease) in cash and equivalents            989,000       (2,038,000)

Cash and equivalents - beginning of year                   447,000        3,928,000
                                                       -----------      -----------

Cash and equivalents - end of period                   $ 1,436,000      $ 1,890,000
                                                       ===========      ===========


           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of September 30, 1995 and the statements of operations and of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the nine month period ended December 31, 1994. Interim operating results are not necessarily indicative of operating results for the full year.


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


NOTE 3 - INVENTORIES:

Inventories consist of the following:



                                                    September 30,  December 31,
                                                        1995           1994
                                                        ----           ----

Raw materials                                       $    534,000   $   576,000
Work in process                                          803,000       756,000
Finished goods                                         1,391,000     1,431,000
                                                    ------------   -----------
                                                    $  2,728,000   $ 2,763,000
                                                    ============   ===========

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the third quarter of 1995 increased by $270,000 or 13% over the quarter ended September 30, 1994, and increased for the nine months ended September 30, 1995 by $1,572,000 or 16% over the nine months ended September 30, 1994. The increases are primarily due to an increase in product sales of $254,000 or 13% during the third quarter of 1995, and an increase in product sales of $1,545,000 or 16% during the nine months ended September 30, 1995, respectively.

The increase in product sales during the third quarter of 1995 and the nine months ended September 30, 1995 is primarily due to an increase in diagnostic sales of $228,000 or 17% and $1,467,000 or 25%, respectively. The increased diagnostic sales are primarily due to sales of ICT GOLD(TM) HW, the Company's new canine heartworm diagnostic, which was introduced in March 1995. Sales of this new product more than offset declines in the Company's other canine heartworm diagnostic products, which were caused (for microwell tests) by competition from a major competitor's improved product and (for stat tests) by customer shifts to ICT GOLD(TM) HW. The Company is developing a modified DiroCHEK(R) canine heartworm diagnostic, with greater ease-of-use to match the competitor's microwell product modification, to regain unit sales and price points in this important product line. Vaccine sales increased modestly during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994.

The cost of sales as a percentage of product revenue increased to 56% for the nine months ended September 30, 1995 as compared to 50% for the nine months ended September 30, 1994. The cost of sales as a percentage of product revenue increased even more sharply, to 72%, for the third quarter of 1995 as compared to 53% for the quarter ended September 30, 1994. The increases are due to increased unapplied manufacturing overhead, resulting from a larger percentage of product sales during 1995 being generated from products which are manufactured for the Company by third parties, and a $243,000 (11% of third quarter product revenue) write-off of vaccine inventory which became unsalable because its expiration date occurred during the third quarter of 1995. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW and all vaccines are manufactured by third parties. The cost of sales percentage was worsened by domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the first nine months of 1995. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 59% and 49% during the quarters ended September 30, 1995 and 1994, respectively, and 49% and 48% for the nine months ended September 30, 1995 and 1994, respectively, if the inventory write-off and zero margin bulk sales were not taken into consideration. The 1995 cost of sales percentage was also hurt by reduced average selling prices due to increased competition (as to DiroCHEK/(R)/) and promotional programs accounted for as reductions in revenue; the cost of sales percentage suffers when more units of product must be manufactured and sold to achieve the same revenue.

Research and development expenses during the third quarter of 1995 decreased by $9,000 or 3% from the quarter ended September 30, 1994, and decreased during the nine months ended September 30, 1995 by $110,000 or 14% from the nine months ended September 30, 1994. The decreases are primarily due to a decrease in contracted research and development resulting from the completion of the development of the Company's ICT GOLD(TM) HW canine heartworm diagnostic test which was introduced in March 1995, offset by additional research programs with outside research and development contractors.

Selling and marketing expenses during the third quarter of 1995 decreased by $131,000 or 12% from the quarter ended September 30, 1994, and decreased during the nine months ended September 30, 1995 by $551,000 or 14% from the nine months ended September 30, 1994. The decreases are due primarily to the non-recurrence of significant 1994 advertising and special sales promotion expenses related to the launch of the Company's new vaccine product line.

General and administrative expenses during the third quarter of 1995 decreased by $135,000 or 26% from the quarter ended September 30, 1994, and decreased during the nine months ended September 30, 1995 by $867,000 or 44% from the nine months ended September 30, 1994. The decreases are due to a decrease in legal expenses as a result of the settlement of major litigation in December 1994.

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

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $4,332,000 at September 30, 1995, are sufficient to meet its current normal working capital needs. The Company intends to try to negotiate the deferral of payment of approximately $700,000 owed in the fourth quarter of 1995 under a 1992 agreement relating to the purchase of certain canine and feline vaccine products.

Although TBC is a publicly traded company, the TBC common stock received by the Company in 1994 and 1995 is subject to certain securities-law and contractual restrictions against resale. TBC has filed a Registration Statement on Form S-3, which has not yet been declared effective by the Securities and Exchange Commission, for the purpose of registering these and other shares for resale to the public. The Company's present intent is to hold its 1,228,000 TBC shares for investment unless an unexpected need for large cash outlays arises.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.      LEGAL PROCEEDINGS
             -----------------

No material developments.


ITEM 2.      CHANGES IN SECURITIES
             ---------------------

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

The Annual Meeting of Shareholders was held on July 12, 1995. The following matters were submitted to a vote, with the results indicated below:

     (a)     Election of directors:

                                                                                Broker
                  Nominee              For      Against   Abstain  Withheld    Non-votes
                  -------              ---      -------   -------  --------    ----------
             Patrick Owen Burns     5,103,711     n/a       n/a     50,985        0
             James C. DeCesare      5,103,011     n/a       n/a     51,685        0
             Theodor H. Heinrichs   5,102,061     n/a       n/a     52,635        0
             M. Blake Ingle, Ph.D.  5,100,211     n/a       n/a     54,485        0
             Donald E. Phillips     5,103,461     n/a       n/a     51,235        0
             Robert L. Widerkehr    5,104,586     n/a       n/a     50,110        0

     (b)     Approval of the Company's 1995 Stock Option/Stock Issuance Plan:

             For: 3,635,579 Against: 289,203 Abstain: 50,546 Withheld: n/a Broker Non-votes: 1,179,368

     (c)     Approval of the amendment to Article I, Section 2 of the Company's
             Bylaws:

             For: 4,931,625 Against: 49,096 Abstain: 39,536 Withheld: n/a Broker Non-votes: 134,439

     (d) Ratification of selection of Price Waterhouse LLP as the Company's independent accountants:

             For: 5,118,369 Against: 24,341 Abstain: 11,986 Withheld: n/a Broker Non-votes: 0


ITEM 5.      OTHER INFORMATION
             -----------------

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

     (a)     Exhibits
             --------

             10.50+ 1995 Stock Option/Stock Issuance Plan, as amended.

             11.1   Computation of Earnings (Loss) Per Share.

             27 Financial Data Schedule (for electronic filing purposes only).


___________________

+ Management contract or compensatory plan or arrangement.

     (b)     Reports on Form 8-K
             -------------------

             None.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYNBIOTICS CORPORATION


Date:  November 10, 1995          /s/ Michael K. Green
                                  ---------------------------
                                  Michael K. Green
                                  Vice President of Finance and Chief
                                  Financial Officer
                                  (signing both as a duly authorized
                                  officer and as principal financial officer)

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                   EXHIBITS

                                      TO

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.   Exhibit
-----------   -------

10.50         1995 Stock Option/Stock Issuance Plan, as amended.

11.1          Computation of Earnings (Loss) Per Share.

27            Financial Data Schedule (for electronic filing purposes only).