Form 10KSB
period 1995-12-31
SYNBIOTICS CORP
filed 1996-03-29
CIK 719483

===========================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  -----------
                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                       OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-11303

                             SYNBIOTICS CORPORATION
                 (Name of small business issuer in its charter)

          CALIFORNIA                                     95-3737816
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

           11011 VIA FRONTERA
          SAN DIEGO, CALIFORNIA                            92127
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ending December 31, 1995 were $14,118,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was approximately $13,813,000 based on the closing sale price in the over-the-counter market as reported by the Nasdaq National Market.

As of February 29, 1996, 5,816,033 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

=============================================================================

                                     PART I
                                     ------


ITEM 1.   BUSINESS
          --------

GENERAL

Founded in 1982, Synbiotics Corporation (the "Company") has evolved from a research and development company into a developer, manufacturer and marketer of monoclonal antibody based diagnostic products and conventionally derived biological products for use in the animal health care field. The Company has substantially increased its revenue base through the introduction of new products and increasing sales of existing products. The Company currently markets twenty diagnostic test kits and devices for detection of infectious and other diseases in animals, one veterinary immunotherapeutic product and ten vaccines.

BUSINESS STRATEGY

The core of Synbiotics' development since inception has been monoclonal antibody technology. The Company's near-term strategy is to develop its business through sales of its animal health products and through in-licensing and co-marketing of third parties' animal health products wherever possible. This strategy is intended to provide a base of revenue, build the Company's presence in the marketplace and provide a foundation from which to develop the next generation of diagnostic products.

The Company believes it may be able to leverage its expertise developed in the animal health market into other diagnostic areas. In March 1996, the Company acquired an exclusive worldwide license to a number of enabling recombinant DNA and PCR technologies for a variety of diagnostic areas, including animal health, agriculture, aquaculture and food safety.

MARKET AND PRODUCT OVERVIEW

The Company sells its products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 100 million in the United States alone. The Company believes that the market for sales of diagnostic, therapeutic and vaccine products to United States veterinarians for dogs and cats was approximately $160,000,000 in 1995. The Company believes that its current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

In March 1995, Synbiotics introduced ICT GOLD/(TM)/, the first third-generation diagnostic test format to be used in the animal health market. This format is more convenient, easier to use and faster than the predominantly used animal health diagnostic formats, while providing the same degree of accuracy. The first test kit, ICT GOLD/(TM)/ HW, which tests for canine heartworm, provides Synbiotics with an opportunity to increase its modest penetration of the $16.5 million U.S. in-clinic stat canine heartworm market. The Company's second ICT GOLD/(TM)/ product, utilizing the ICT GOLD/(TM)/ format for feline leukemia, will be introduced in April 1996.

Synbiotics Products Marketed as of December 31, 1995:
-----------------------------------------------------

DIAGNOSTICS:
------------
ASSURE/(R)//CH                     -     Heartworm antigen test kit (canine and feline)
ASSURE/(R)//FeLV                   -     Feline leukemia virus antigen test kit
CRF/(R)/                           -     Canine rheumatoid factor test kit
DiroCHEK/(R)/                      -     Heartworm antigen test kit (canine and feline)
D-TEC/(R)/ BRUCELLA A.             -     Brucella abortus antibody test kit (bovine and bison)
D-TEC/(R)/ CB                      -     Canine brucellosis antibody test kit
EstruCHEK/(R)/                     -     Progesterone test kit (bovine, canine and equine)
FUNGASSAY/(R)/                     -     Dermatophyte test medium
ICT GOLD/TM/ HW                    -     Canine heartworm antigen test kit
LAB-EZ/TM//EIA                     -     Equine infectious anemia test kit
LEUKASSAY/(R)/ B                   -     Bovine leukemia virus antigen test kit
LymeCHEK/TM/                       -     Canine borrelia burgdorferi antibody test kit
MIP/(R)/ COLOR-CHEK                -     Pregnant mare gonadotropin test kit
OVASSAY/(R)/ Plus                  -     Fecal diagnostic system
TUBERCULIN/TM/ OT                  -     Mammalian intradermic skin test
TUBERCULIN/TM/ PPD                 -     Bovine intradermic skin test
UNI-TEC/(R)/ CHW                   -     Heartworm antibody test kit (canine and feline)
UNI-TEC/(R)/ FeLV                  -     Feline leukemia virus antigen test kit
ViraCHEK/(R)//FeLV                 -     Feline leukemia virus antigen test kit
ViraCHEK/(R)//FIV                  -     Feline immunodeficiency virus antigen test kit (not marketed in the United States)

BIOLOGICALS:
------------
CL/MAb 231                         -     Canine lymphoma monoclonal antibody 231 therapeutic
VacSYN/TM//FeLV                    -     Feline leukemia virus (killed) vaccine
PANACINE/(R)/ RC                   -     Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV) vaccine
PANACINE/(R)/-5                    -     Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV), chlamydia (MLV), leukemia (killed) vaccine
PANAVAC/(R)/ RC                    -     Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (killed) vaccine
SENTRYRAB-1/TM/                    -     Rabies (killed) vaccine (canine and feline)
SENTRYPAR/(R)/                     -     Canine parvovirus (MLV) vaccine
SENTRYPAR/(R)/ DHP                 -     Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                         (MLV) vaccine
SENTRYPAR/(R)/ DHP/L               -     Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                         (MLV), lepto (killed)  vaccine
SENTRYVAC/TM/ DHP                  -     Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV) vaccine
SENTRYVAC/TM/ DHP/L                -     Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), lepto (killed)
                                         vaccine

Currently, the Company's most commercially successful products are its canine heartworm diagnostic products. This has caused some seasonality in the Company's business, with sales highest in the December to April time period as distributors purchase these products to sell to veterinarians for the heartworm season.

MARKETING

The Company markets its products to veterinarians, primarily through independent distributors. The Company's United States distributors have approximately 90 outlets and a total sales force of approximately 600 field sales representatives and approximately 200 telemarketing sales representatives. This allows the Company to focus its major emphasis on developing and manufacturing products. However, this strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1995, sales to two distributors totalled 44% of the Company's gross revenues.

While the Company currently does not maintain a direct marketing sales force, its internal marketing staff and regional field representatives service the external sales network by training distributor sales representatives, responding to customer technical inquiries, advertising and promoting the Company's products through journals, magazines and direct mail, and organizing training workshops and symposia presentations at trade and professional association meetings. The Company has established its own telemarketing operation to sell its products to domestic market segments not reached by its marketing partners and to gather critical field marketing data.

The Company markets its products outside of the U.S. through distributors and on an OEM basis. The Company is increasing its penetration in international markets, primarily focusing on the European and Pacific Rim marketplaces. In January 1996, the Company signed an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. This arrangement is not expected to generate significant revenues until 1998.

PATENTS AND TRADE SECRETS

The Company believes that its proprietary technology is an important competitive factor in its business, and that protection of its intellectual property rights is a high priority. Despite the existence of patent litigation in the monoclonal antibody industry, not involving the Company, the Company believes that the basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. The complex biological and chemical process, however, is subject to numerous improvements, variations and applications of hybridoma technology which may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, the Company generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. The Company also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents and trademarks where obtainable. At present, the Company has been granted nine U.S. patents.

GOVERNMENT REGULATION

Most diagnostic test kits for animal health applications require approval by the United States Department of Agriculture ("USDA"). In addition, the Company manufactures and sells one product which does not require USDA licensing but has been registered with the Center for Veterinary Medicine of the United States Food and Drug Administration ("FDA") .

The Company's manufacturing facility has been registered with the FDA and is licensed by the USDA. The Company adheres to Good Manufacturing Practices (GMP) standards.

In addition to the foregoing, the Company's operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to the Company's business. The Company has no reason to believe that any such future legislation and/or rules would be materially adverse to its business.

COMPETITION

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Mallinckrodt Veterinary and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as the Company. The Company believes that it is the second-leading competitor in the dog and cat veterinary diagnostic market.

RESEARCH AND DEVELOPMENT

The Company spent approximately $906,000 and $833,000 on research and development activities during the year ended December 31, 1995 and the nine months ended December 31, 1994, respectively. During the year ended December 31, 1995 and the nine months ended December 31, 1994, the Company contracted for research and development activities with outside parties relating to certain companion animal diagnostic products which utilize licensed technology.

EMPLOYEES

As of December 31, 1995, the Company had a total of 60 employees, 57 of whom were full-time.

RAW MATERIALS

The manufacturing of diagnostics, therapeutics and vaccines requires raw materials which are, and have been, readily available from several sources. Certain of the Company's products are manufactured by third parties under the terms of distribution and/or manufacturing agreements. In the event that these third parties are unable to supply the Company with sufficient finished product, the Company has the right, under certain circumstances, under the agreements to use alternate manufacturing sources.

OTHER

The Company also founded two biotechnology companies, UniSyn Technologies, Inc. (of which the Company is now a less than 5% shareholder) and ImmunoPharmaceutics, Inc. (which was acquired by Texas Biotechnology Corporation during 1994).

ImmunoPharmaceutics, Inc. ("IPI") engaged in human drug discovery utilizing proprietary rational drug design technology. On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company's TBC shares were registered effective December 6, 1995. As of December 31, 1995, the Company owned 7% of TBC's outstanding common stock.


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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

Unasserted Claim
----------------

The Jewish Hospital of St. Louis (the "Hospital") is the owner of a patent which it believes covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine diagnostic products. The Hospital has notified the Company that it believes the Company's canine heartworm diagnostic products infringe the Hospital's patent, and has offered to license their patent to the Company. The Company believes that it does not infringe the Hospital's patent.

The Hospital is currently suing IDEXX Laboratories, Inc., the Company's primary competitor for canine heartworm diagnostics, for patent infringement under the Hospital's patent; IDEXX's defense involves an assertion that the patent is invalid. If the Hospital sues the Company and if the Hospital is successful, the Company could be precluded from selling canine heartworm diagnostic products or be required to pay damages or make additional royalty payments with respect to such sales. The Company's business and results of operations could be materially adversely affected.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The Company's common stock is traded on the Nasdaq Stock Market under the symbol SBIO. Price ranges reported are the high and low trade price information as reported by the Nasdaq National Market. No cash dividends have ever been paid, and the Company does not currently anticipate paying cash dividends in the foreseeable future. As of February 29, 1996, there were approximately 490 shareholders of record of the Company's common stock.

 Year        Quarter       High     Low
 ----        -------       ----     ---

1994      First Quarter    $5.13   $3.13
          Second Quarter   $4.50   $3.25
          Third Quarter    $3.63   $2.38
          Fourth Quarter   $2.75   $1.63

1995      First Quarter    $3.13   $1.50
          Second Quarter   $3.25   $2.38
          Third Quarter    $5.25   $2.50
          Fourth Quarter   $4.13   $1.88


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

RESULTS OF OPERATIONS

Year Ended December 31,1995 Compared to (Twelve-Month) Year Ended December 31,
------------------------------------------------------------------------------
1994
----

Total revenue for the year ended December 31, 1995 increased $2,011,000 or 17% over the year ended December 31, 1994. The increase comprises a $1,958,000 or 17% increase in product sales and an increase in interest, license fees and other revenue of $53,000 or 14%.

The increase in product sales was due primarily to ICT GOLD/(TM)/ HW, the Company's new canine heartworm diagnostic, which was introduced in March 1995 and generated $2,355,000 of sales during 1995 despite not becoming available until midway into the 1995 heartworm selling season. These sales were partly offset by declines in the Company's other canine heartworm diagnostic products, which were caused (for microwell tests) by competition from a major competitor's improved product and (for stat tests) by customer shifts to ICT GOLD/(TM)/ HW. The Company has developed an improved DiroCHEK/(R)/ canine heartworm diagnostic, with greater ease-of-use to match the competitor's microwell product modification. Intending to regain unit sales and price points in this important product line, the Company introduced its improved microwell product (called DiroCHEK/(R)/ TF) in January 1996.

In addition, in 1995 there was an increase in domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) of $425,000.

License fees and other revenue increased $97,000 or 33% during the year ended December 31, 1995 due to increased royalties earned on certain of the Company's products which are licensed to Rhone Merieux, Inc.

The cost of sales as a percentage of product revenue increased to 59% during the year ended December 31, 1995 as compared to 56% for the year ended December 31, 1994. The increase is due primarily to increased unapplied manufacturing overhead, resulting from a larger percentage of product sales during 1995 being generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK/(R)/ canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD/TM/ HW and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers.

The cost of sales percentage was also negatively impacted by the increased domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. during 1995. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 53% and 51% during the years ended December 31, 1995 and 1994, respectively, if the zero margin bulk sales were not taken into consideration. Finally, the 1995 cost of sales percentage also increased as a result of reduced average selling prices due to increased competition (as to DiroCHEK/(R)/) and promotional programs accounted for as reductions in revenue; the cost of sales percentage suffers when more units of product must be manufactured and sold to achieve the same revenue. All of these factors outweighed the economies of scale associated with the Company's increased 1995 product revenues. In fact, revenues from products manufactured at the Company's facilities actually decreased slightly in 1995.

Research and development expenses decreased $185,000 or 17% from the year ended December 31, 1994. The decrease is due primarily to a decrease in contracted research and development resulting from the completion of the development of the Company's ICT GOLD/TM/ HW canine heartworm diagnostic test which was introduced in March 1995. This factor was partly offset by additional research programs with outside research and development contractors. In 1996 the Company intends to introduce several interesting new products, including DiroCHEK/(R)/ TF.

Selling and marketing expenses decreased $609,000 or 13% from the year ended December 31, 1994 due primarily to the non-recurrence of significant 1994 advertising and special sales promotion expenses related to the launch of the Company's new vaccine product line.

General and administrative expenses decreased $929,000 or 39% from the year ended December 31, 1994. The decrease is due to decreased legal expenses as a result of the settlement of major litigation in December 1994.

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

Nine Months Ended December 31, 1994 Compared to Nine Months Ended December 31,
------------------------------------------------------------------------------
1993
----

Total revenue for the nine months ended December 31, 1994 decreased $2,525,000 or 28% from the nine months ended December 31, 1993. The decrease comprises a $2,425,000 or 28% decrease in product sales and a decrease in interest, license fees and other revenue of $100,000 or 24%. (The comparison in this section is of the two respective nine-month periods because in 1994 the Company changed its fiscal year-end from March 31 to December 31.)

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

Also, international shipments of bulk feline leukemia vaccine to Rhone-Merieux, which bottles and markets the Company's feline leukemia vaccine under its own brand name in certain parts of Europe, decreased by $850,000 from the nine months ended December 31, 1993. Rhone-Merieux had made unusually large purchases in 1993 in anticipation of launching its product in the United Kingdom, and that launch later was delayed.

The Company's sales of its own feline leukemia virus products declined in the 1994 period, primarily because of product maturation and because the Company was preliminarily enjoined in 1993 from selling a feline immunodeficiency virus diagnostic which had been sold in combination with the feline leukemia virus diagnostic. That injunction has now become permanent.

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

Cost of sales as a percentage of product revenue increased to 62% during the nine months ending December 31, 1994 as compared to 45% for the nine months ended December 31, 1993. The increase is primarily due to the decrease in product sales, as the Company's manufacturing costs are predominantly fixed costs. The increase is also due to the increase in domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the nine months ended December 31, 1994. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 54% and 43% during the nine months ended December 31, 1994 and 1993, respectively, if the zero margin bulk sales were not taken into consideration.

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

Selling and marketing expenses increased $463,000 or 16% over the nine months ended December 31, 1993 due primarily to sales promotional programs. Marketing competition from large competitors in the biologicals area was particularly heavy in 1994, and the Company was forced to incur substantial expenses to try to respond. Despite its response, the Company experienced disappointing sales of biologicals in the nine-month 1994 period.

General and administrative expenses decreased $344,000 or 17% from the nine months ended December 31, 1993. The decrease is due primarily to a decrease in legal expenses. Legal expenses were unusually high in both the 1994 and 1993 periods due to patent litigation brought by IDEXX Laboratories, Inc., the Company's primary competitor, which was settled in December 1994.

On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by TBC in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company received approximately 655,000 shares of TBC common stock. As a result of the merger transaction, the Company recognized during the nine months ended December 31, 1994 a gain for financial reporting purposes of approximately $2,036,000.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------

Cash provided by operations during the year ended December 31, 1995 was $229,000 as compared to cash used by operations during the (twelve-month) year ended December 31, 1994 of $2,000,000. The increase in cash is directly related to the increase in revenues and decreased legal fees due to the settlement of patent litigation in December 1994, and the resultant reduced net operating loss during the year ended December 31, 1995. These factors were partly offset by the Company's decision to purchase in late 1995 substantial amounts of ICT GOLD/TM/ HW inventory from Binax in advance of 1996 orders; as a result, the Company had relatively higher inventory and relatively lower cash at December 31, 1995.

As of December 31, 1995, the Company held 7% of TBC's common stock. TBC filed a Registration Statement on Form S-3, effective December 6, 1995, relating to the shares issued to the former IPI shareholders. On February

27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $3.573 per share. The net proceeds received from the sale, which totalled $2,169,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions. As a result of the sale of the shares, the Company's ownership of TBC was reduced to approximately 3%. The Company's present intention is to hold its remaining TBC stock for investment.

Management believes that the Company's present capital resources, which included working capital of $4,154,000 at December 31, 1995, are sufficient to meet its working capital needs through 1996. The working capital figure does not include any of the Company's TBC stock, which was classified as securities available for sale; the 1996 proceeds from selling TBC stock would augment the previous working capital total.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as veterinarians prepare for the heartworm season.

Capital Expenditures
--------------------

Capital expenditures for the year ended December 31, 1995 were not significant. During the nine months ended December 31, 1994 capital expenditures totalled $424,000, of which $242,000 was related to building improvements in the Company's manufacturing facility for biological production laboratories. The Company has no material commitments for capital expenditures in 1996.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                                PAGE
                                                                                ----

Report of Independent Accountants                                                 11

Balance Sheet as of December 31, 1995 and 1994                                    12

Statement of Operations for the year ended December 31, 1995,
  the nine months ended December 31, 1994 and the year ended March 31, 1994       13

Statement of Cash Flows for the year ended December 31, 1995
  the nine months ended December 31, 1994 and the year ended March 31, 1994       14

Statement of Shareholders' Equity for the year ended December 31, 1995,
  the nine months ended December 31, 1994 and the year ended March 31, 1994       15

Notes to Financial Statements                                                     17

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of Synbiotics Corporation


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

San Diego, California
February 15, 1996

Synbiotics Corporation

Balance Sheet
--------------------------------------------------------------------------------

                                                                       December 31,
                                                                  -----------------------
                                                                     1995         1994
                                                                  ----------   ----------
ASSETS
Current assets:
 Cash and equivalents                                           $  1,017,000  $    447,000
 Accounts receivable (net of allowance for doubtful accounts
   of $51,000 and $82,000 at December 31, 1995 and 1994)           1,430,000     1,444,000
 Inventories                                                       3,439,000     2,763,000
 Securities available for sale                                                     502,000
 Other current assets                                                578,000       963,000
                                                                ------------  ------------

   Total current assets                                            6,464,000     6,119,000
Property and equipment, net                                          879,000     1,329,000
Securities available for sale                                      2,533,000       942,000
Other assets                                                       1,582,000     1,921,000
                                                                ------------  ------------
                                                                $ 11,458,000  $ 10,311,000
                                                                ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  1,613,000  $  1,662,000
 Other current liabilities                                           697,000       695,000
                                                                ------------  ------------

   Total current liabilities                                       2,310,000     2,357,000
                                                                ------------  ------------

Commitments (Note 9)
Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   5,816,000 and 5,803,000 shares issued and outstanding at
   December 31, 1995 and 1994                                     29,351,000    29,318,000
 Unrealized holding losses from securities available for sale     (1,035,000)   (1,695,000)
 Accumulated deficit                                             (19,168,000)  (19,669,000)
                                                                ------------  ------------

   Total shareholders' equity                                      9,148,000     7,954,000
                                                                ------------  ------------

                                                                $ 11,458,000  $ 10,311,000
                                                                ============  ============

                See accompanying notes to financial statements.

Synbiotics Corporation

Statement of Operations
--------------------------------------------------------------------------------

                                            Nine Months
                              Year Ended       Ended       Year Ended
                             December 31,   December 31,    March 31,
                                 1995           1994          1994
                             ------------   ------------   -----------
Revenues:
 Products                     $13,676,000    $ 6,233,000   $14,144,000
 Interest                          46,000         75,000       137,000
 License fees and other           396,000        234,000       352,000
                              -----------    -----------   -----------

                               14,118,000      6,542,000    14,633,000
                              -----------    -----------   -----------

Cost and expenses:
 Cost of products               8,009,000      3,835,000     6,700,000
 Research and development         906,000        833,000       611,000
 Selling and marketing          4,147,000      3,338,000     4,264,000
 General and administrative     1,486,000      1,630,000     2,701,000
                              -----------    -----------   -----------
                               14,548,000      9,636,000    14,276,000
                              -----------    -----------   -----------

(Loss) income before gain on
 disposition of investment in
 affiliate                       (430,000)    (3,094,000)      357,000

Gain on disposition of
 investment in affiliate          931,000      2,036,000
                              -----------    -----------   -----------

Net income (loss)             $   501,000    $(1,058,000)  $   357,000
                              ===========    ===========   ===========

Net income (loss) per share   $       .09    $      (.18)  $       .06
                              ===========    ===========   ===========

Weighted average shares
 outstanding                    5,832,000      5,803,000     5,859,000
                              ===========    ===========   ===========

                See accompanying notes to financial statements.

Synbiotics Corporation

Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                              Nine Months
                                                              Year Ended         Ended        Year Ended
                                                             December 31,    December 31,     March 31,
                                                                 1995            1994            1994
                                                             -------------   -------------   ------------
Cash flows from operating activities:
 Net income (loss)                                             $  501,000     $(1,058,000)   $   357,000

 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                               1,028,000         677,000      1,003,000
    Gain on disposition of investment in affiliate               (931,000)     (2,036,000)
    Changes in assets and liabilities:
      Accounts receivable                                          14,000       1,691,000     (1,297,000)
      Receivables from affiliates                                                  88,000        (58,000)
      Inventories                                                (676,000)       (615,000)      (504,000)
      Other assets                                                334,000        (472,000)      (172,000)
      Accounts payable and accrued expenses                       (43,000)       (379,000)       878,000
      Other liabilities                                             2,000          (8,000)        40,000
                                                               ----------     -----------    -----------
Net cash provided by (used for) operating activities              229,000      (2,112,000)       247,000
                                                               ----------     -----------    -----------
Cash flows from investing activities:
 Acquisition of property and equipment                           (189,000)       (424,000)      (295,000)
 Investment in securities available for sale                      502,000        (502,000)
 Loans to affiliate                                                              (150,000)    (1,200,000)
 Payment received on loans to affiliate                                                          600,000
                                                               ----------     -----------    -----------
Net cash provided by (used for) investing activities              313,000      (1,076,000)      (895,000)
                                                               ----------     -----------    -----------
Cash flows from financing activities:
 Principal payments of long-term debt                                                             (3,000)
 Proceeds from issuance of common stock, net                       28,000                        634,000
                                                               ----------     -----------    -----------

Net cash provided by financing activities                          28,000                        631,000
                                                               ----------     -----------    -----------

Net increase (decrease) in cash                                   570,000      (3,188,000)       (17,000)

Cash and equivalents - beginning                                  447,000       3,635,000      3,652,000
                                                               ----------     -----------    -----------

Cash and equivalents - ending                                  $1,017,000     $   447,000    $ 3,635,000
                                                               ==========     ===========    ===========

                See accompanying notes to financial statements.

Synbiotics Corporation

Statement of Shareholders' Equity
--------------------------------------------------------------------------------


                                                                                 UNREALIZED
                                                                                   HOLDING
                                                                                 LOSSES FROM
                                      COMMON STOCK        SERIES B COMMON STOCK   SECURITIES
                                 -----------------------  ---------------------   AVAILABLE     ACCUMULATED
                                   SHARES        AMOUNT    SHARES       AMOUNT     FOR SALE       DEFICIT            TOTAL
                                 ---------   -----------   ------      -------  ------------   ------------      ------------
Balance at March 31, 1993        5,248,000   $28,671,000    2,000      $ 1,000                  $(18,968,000)     $  9,704,000

Issuance of subscribed
 common stock                      530,000

Collection of receivable for
 subscribed
 common stock                                    570,000                                                              570,000

Issuance of common stock
 pursuant
 to exercise of stock options       23,000        73,000                                                               73,000

Cancellation of stock options                      2,000                                                                2,000

Conversion of Series B
 common stock
 to common stock                     2,000         1,000   (2,000)      (1,000)

Net income for the year                                                                              357,000           357,000
                                 ---------   -----------   ------      -------                  ------------      ------------

Balance at March 31, 1994        5,803,000    29,317,000                                         (18,611,000)       10,706,000

Cancellation of stock options                      1,000                                                                 1,000

Unrealized holding losses
 from securities available
 for sale                                                                        $(1,695,000)                       (1,695,000)
                                 ---------   -----------   ------      -------  ------------   ------------      ------------
Net loss for the period                                                                           (1,058,000)       (1,058,000)


Balance at December 31, 1994     5,803,000    29,318,000        -            -    (1,695,000)    (19,669,000)        7,954,000
Issuance of common stock
 pursuant
 to exercise of stock options       13,000        33,000                                                                33,000

Unrealized holding gains from
 securities available for
  sale                                                                               660,000                           660,000


Synbiotics Corporation

Statement of Shareholders' Equity
--------------------------------------------------------------------------------


                                                                                 UNREALIZED
                                                                                   HOLDING
                                                                                 LOSSES FROM
                                      COMMON STOCK        SERIES B COMMON STOCK   SECURITIES
                                 -----------------------  ---------------------   AVAILABLE     ACCUMULATED
                                   SHARES        AMOUNT    SHARES       AMOUNT     FOR SALE       DEFICIT            TOTAL
                                 ---------   -----------   ------      -------   ------------   ------------      ------------
Net income  for the year                                                                             501,000           501,000
                                 ---------   -----------   ------      -------   ------------   ------------      ------------
Balance at December 31, 1995     5,816,000   $29,351,000        -      $     -   $ (1,035,000)  $(19,168,000)     $  9,148,000
                                 =========   ===========   ======      =======   ============   ============      ============

                See accompanying notes to financial statements.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Synbiotics Corporation (the "Company"), incorporated in 1982, is an animal health business which develops, manufactures and markets biological products and monoclonal antibody based diagnostic products for use in the animal health care field. The Company's principal markets are veterinarians and veterinary clinical laboratories in the United States and Europe. The Company's products are sold primarily to wholesale distributors.

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

CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on a prospective basis. In accordance with SFAS 115, the Company determines the appropriate classification of its U.S. Government and equity securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as "available for sale". Unrealized holding losses on these investments, which are classified as a separate component of shareholders' equity, totalled $1,035,000 and $1,695,000 at December 31, 1995 and 1994, respectively.

PATENTS AND LICENSES

Patent and license costs are amortized ratably over the life of the respective patent or license.

INVESTMENTS IN FORMER AFFILIATES

UniSyn Technologies, Inc. ("UniSyn"), of which the Company was a 23% shareholder at March 31, 1994, provides research, pilot and production scale bioreactors and disposables, and contract production, for the manufacture and purification of mammalian cell-derived products. In June 1994, the Company entered into a bridge loan agreement whereby $150,000 was loaned to UniSyn. In December 1994, UniSyn issued additional shares of voting stock through a private placement offering, which reduced the Company's effective ownership to 6%. In connection with this private placement, the Company converted into common stock all of its shares of convertible preferred stock, and exchanged the $150,000 note receivable into convertible preferred stock. The conversion of the note receivable is considered to be a non-cash investing activity for the purposes of the statement of cash flows. As a result of the change in effective ownership, the Company began utilizing the cost method to account for its investment in UniSyn, which is included in other assets at December 31, 1995 and 1994.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder at March 31, 1994, is engaged in human drug discovery utilizing proprietary
rational drug design technology.   In July 1994, IPI was acquired by Texas
Biotechnology Corporation (Note 3).

REVENUE RECOGNITION

Revenue from products is recognized when the products are shipped.

ADVERTISING COSTS

The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $629,000, $393,000 and $706,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for years beginning after December 15, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and including pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to measure its stock-based compensation in accordance with APB 25 and, accordingly, does not expect the adoption of SFAS 123 to have a significant effect on its financial position or results of operations.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

NET INCOME (LOSS) PER SHARE

Computations of net income (loss) per share are based on the weighted average number of common shares outstanding during each year. Shares issuable upon the exercise of outstanding stock options have not been considered in the computations for the nine months ended December 31, 1994 because their effect is anti-dilutive.

STATEMENT OF CASH FLOWS

For purposes of this statement, cash includes cash investments which are highly liquid and, generally, have an original maturity of three months or less.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CHANGE IN FISCAL YEAR:

During 1994, the Company changed its fiscal year from March 31 to December 31. Accordingly, the Company's transition period, which ended on December 31, 1994, includes the nine months from April 1 to December 31, 1994. The Company's full fiscal year ending March 31, 1994 includes twelve months.

The following unaudited results of operations for the year ending December 31, 1994 and the nine months ending December 31, 1993 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period.

                                                              NINE MONTHS
                                                YEAR ENDED       ENDED
                                               DECEMBER 31,   DECEMBER 31,
                                                   1994           1993
                                                   ----           ----
                                               (unaudited)    (unaudited)

Revenues:
 Products                                      $11,718,000     $8,658,000
 Interest                                           90,000        122,000
 License fees and other                            299,000        287,000
                                               -----------     ----------

                                                12,107,000      9,067,000
                                               -----------     ----------
Cost and expenses:
 Cost of products                                6,519,000      3,918,000
 Research and development                        1,091,000        362,000
 Selling and marketing                           4,756,000      2,875,000
 General and administrative                      2,415,000      1,974,000
                                               -----------     ----------

                                                14,781,000      9,129,000
                                               -----------     ----------

Loss before gain on disposition of
 investment in affiliate                        (2,674,000)       (62,000)

Gain on disposition of investment
 in affiliate                                    2,036,000
                                               -----------     ----------

Net loss                                       $  (638,000)    $  (62,000)
                                               ===========     ==========

Net loss per share                             $      (.11)    $     (.01)
                                               ===========     ==========

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

NOTE 3 - DISPOSITION OF INVESTMENT IN AFFILIATED COMPANY:

In February 1994, the Company entered into a bridge loan agreement whereby $600,000 was loaned to IPI. The note was due on March 31, 1994, bore interest at the rate of prime plus 1% and was secured by substantially all of the assets of IPI. On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company's TBC shares were registered effective December 6, 1995.

The carrying value of the Company's investment in IPI had previously been reduced to zero due to the application of the equity method of accounting for the investment in IPI. In conjunction with the acquisition by TBC, the Company exchanged its $600,000 note receivable from IPI into voting stock of IPI, which is considered to be a non-cash investing activity for purposes of the statement of cash flows.

As a result of the transaction, the Company received approximately 655,000 shares of TBC common stock. The Company valued its investment in TBC, which is accounted for utilizing the cost method, at $4.025 per share, and, as a result, recognized a gain for financial reporting purposes of approximately $2,036,000.

On June 30, 1995, the Company received an additional 573,000 shares of TBC common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of IPI by TBC. Accordingly, the Company recognized a gain for financial reporting purposes in the amount of $931,000, based on the closing price of TBC common stock on May 31, 1995 of $1.625 per share as reported on the American Stock Exchange.

The Company may receive an additional 409,000 shares of TBC common stock (the "Contingent Shares") pending the outcome of certain remaining contingencies. No amounts have been recorded related to the Contingent Shares, and no amounts will be recorded until such time as the contingencies are satisfied.


NOTE 4 - PRODUCT AGREEMENTS:

In December 1992, the Company entered into an agreement with SmithKline Beecham Animal Health, a division of SmithKline Beecham Corporation, whereby the Company acquired certain distribution, manufacturing and licensing rights to ten companion animal biological products in exchange for $1,000,000. As of December 31, 1995, $453,000 had been paid, and the remaining $547,000, which is included in other liabilities, will be paid based on sales of the acquired products. Any remaining balance, plus interest in the amount of $150,000, shall be due and payable in October 1996. Sales of the related products, which commenced in November 1993, totalled $757,000, $258,000 and $618,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                    December 31,
                                 -----------------
                                 1995         1994
                                 ----         ----
Inventories:
 Raw materials              $   665,000     $   576,000
 Work in process                633,000         756,000
 Finished goods               2,141,000       1,431,000
                            -----------     -----------

                            $ 3,439,000     $ 2,763,000
                            ===========     ===========

Property and equipment:
 Laboratory equipment       $ 2,098,000     $ 1,968,000
 Leasehold improvements       1,826,000       1,826,000
 Office equipment               468,000         529,000
                            -----------     -----------
                              4,392,000       4,323,000

 Less accumulated
  depreciation and
  amortization               (3,513,000)     (2,994,000)
                            -----------     -----------

                            $   879,000     $ 1,329,000
                            ===========     ===========

Depreciation expense was $639,000, $381,000 and $426,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.

                                    December 31,
                                 -----------------
                                 1995         1994
                                 ----         ----
Other assets:
 Patents                    $    79,000     $   142,000
 Licenses                     1,556,000       1,825,000
 Other                          525,000         917,000
                            -----------     -----------

                              2,160,000       2,884,000

 Less current portion          (578,000)       (963,000)
                            -----------     -----------

                            $ 1,582,000     $ 1,921,000
                            ===========     ===========

Accumulated amortization of patents and licenses was $1,406,000 and $1,016,000 at December 31, 1995 and 1994, respectively.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

                                                           December 31,
                                                      -----------------------
                                                          1995        1994
                                                          ----        ----
Accounts payable and accrued liabilities:
 Accounts payable                                     $1,101,000   $1,235,000
 Accrued vacation                                        125,000      109,000
 Accrued compensation                                     72,000       78,000
 Other                                                   315,000      240,000
                                                      ----------   ----------
                                                      $1,613,000   $1,662,000
                                                      ==========   ==========


NOTE 6 - RELATED PARTY TRANSACTIONS:

The Company charged its former affiliates, UniSyn and IPI, and currently charges IPI, now a wholly-owned subsidiary of TBC (Note 3), for shared costs including, but not limited to, rent, utilities and property taxes. In addition, the Company charged IPI for employee benefits, insurance and certain administrative services during the nine months ended December 31, 1994 and the year ended March 31, 1994. Such charges to UniSyn, which terminated in June 1993, totalled $51,000 during the year ended March 31, 1994. IPI was charged $357,000, $388,000 and $624,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.

In June 1991, the Company entered into a three year agreement with IPI whereby IPI provided certain raw materials and/or services to the Company. The agreement called for guaranteed quarterly payments of $50,000, totalling $200,000 per year. Raw materials received by the Company were not significant during the year ended March 31, 1994. During the nine months ended December 31, 1994 and the year ended March 31, 1994, the Company charged $33,000 and $200,000, respectively, to income relating to the agreement. The agreement was terminated in May 1994.


NOTE 7 - SHAREHOLDERS' EQUITY:

SERIES B COMMON STOCK

In March 1994, all outstanding shares of Series B common stock were converted into shares of common stock.

STOCK OPTION PLANS

The Company had adopted a series of non-qualified and incentive stock option plans (the "Predecessor Plans"). In April 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") whereby an aggregate of 1,300,000 shares of the Company's common stock, inclusive of all optioned shares that were exercisable and/or issuable under the Predecessor Plans, were reserved for issuance. No further option grants may be made under the Predecessor Plans. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant. At

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

December 31, 1995 options to purchase 620,000 shares are exercisable and 383,000 shares are available for future grant under the 1995 Plan.

The following is a summary of the stock option plans' activity:

                                       SHARES OF
                                      COMMON STOCK
                      OPTION PRICES    UNDERLYING
                        PER SHARE       OPTIONS
                       -------------  ------------
March 31, 1993         $2.45-$9.25      519,000

Options granted        $3.25-$4.88       92,000
Options canceled       $2.55-$5.50      (20,000)
Options exercised      $2.45-$3.72      (23,000)
                                        -------

March 31, 1994         $2.45-$9.25      568,000

Options granted        $2.38-$3.88      193,000
Options canceled       $2.45-$7.87      (45,000)
                                        -------

December 31, 1994      $2.45-$9.25      716,000

Options granted        $1.63-$3.25      209,000
Options canceled       $2.45-$6.59      (13,000)
Options exercised      $2.00-$3.72      (13,000)
                                        -------
December 31, 1995      $1.63-$9.25      899,000
                                        =======


NOTE 8 - INCOME TAXES:

The Company did not record a provision for Federal income taxes during the year ended December 31, 1995 and the nine months ended December 31, 1994 due to net operating losses for tax purposes. The Company did not record a provision for Federal income taxes during the year ended March 31, 1994 due to the utilization of net operating loss carryforwards. The provisions for state income taxes were $2,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, and represent minimum franchise taxes and are included in general and administrative expenses.

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

Deferred tax assets comprise the following:

                                                                           DECEMBER 31,
                                                                 -------------------------------
                                                                       1995             1994
                                                                 ---------------   -------------
Federal:
 Net operating loss carryforwards                                $     5,626,000   $   5,487,000
 Equity in losses of investees                                           714,000       1,031,000
 Investment tax, research and development and alternative
   minimum tax credit carryforwards                                      859,000         848,000
                                                                 ---------------   -------------
                                                                       7,199,000       7,366,000

 Less valuation allowance                                             (7,199,000)     (7,366,000)
                                                                 ---------------   -------------
                                                                 $             -   $           -
State:
 Net operating loss carryforwards                                $       634,000   $     721,000
 Equity in losses of investees                                           195,000         282,000
 Investment tax and research and development credit carryforwards        216,000         215,000
                                                                 ---------------   -------------

                                                                       1,045,000       1,218,000

 Less valuation allowance                                             (1,045,000)     (1,218,000)
                                                                 ---------------   -------------
                                                                 $             -   $           -
                                                                 ===============   =============

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                                             NINE MONTHS
                                                              YEAR ENDED        ENDED        YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                                 1995           1994             1994
                                                             ------------    ------------    -----------

Amounts computed at statutory Federal rate                      $ 170,000       $(360,000)     $ 121,000
State income taxes, net of Federal benefit                         31,000         (98,000)        33,000
(Deductions) income for financial reporting purposes
 for which there is no current tax (benefit) provision           (201,000)        458,000
Utilization of Federal net operating loss carryforwards                                         (121,000)
Utilization of state net operating loss carryforwards                                            (33,000)
State minimum franchise tax                                         2,000           2,000          2,000
                                                             ------------    ------------    -----------
                                                                $   2,000       $   2,000      $   2,000
                                                             ============    ============    ===========

Synbiotics Corporation

Notes to Financial Statements
------------------------------------------------------------------------------

The net changes in the valuation allowances for the year ended December 31, 1995 for Federal and state deferred tax assets were a decrease of $167,000 and $173,000 for Federal and state tax purposes, respectively, and are due to the net operating loss incurred during the year ended December 31, 1995, offset by the realization of a portion of the equity in losses of IPI due to the acquisition by TBC (Note 3). In addition, the valuation allowance for state deferred tax assets was further reduced due to the expiration of a portion of the state net operating loss carryforwards. The net changes in the valuation allowances for the nine months ended December 31, 1994 for Federal and state deferred tax assets were an increase of $167,000 and a decrease of $64,000 for Federal and state tax purposes, respectively. The changes are due to the net operating loss incurred during the nine months ended December 31, 1994, offset by the realization of a portion of the equity in losses of IPI due to the acquisition by TBC (Note 3).

The Company has available Federal net operating loss carryforwards at December 31, 1995 of approximately $16,548,000, which expire between 2001 and 2010. Available state net operating loss carryforwards at December 31, 1995 total approximately $6,816,000, which expire between 1996 and 2000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development credits at December 31, 1995 aggregate approximately $1,075,000 and expire between 1998 and 2006.


NOTE 9 - COMMITMENTS:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1995 are $435,000, all of which are due in 1996. Total rent expense under noncancelable operating leases was $377,000, $282,000 and $351,000 during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively.


NOTE 10 - SIGNIFICANT CUSTOMERS:

The Company had sales to two customers totalling 44% of gross revenues during the year ended December 31, 1995. During the nine months ended December 31, 1994, sales to two customers totalled 35% of gross revenues. Sales totalling 40% of gross revenues during the year ended March 31, 1994 were made to two customers. Sales to foreign customers totalled 12%, 13%, 15% of product revenues during the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994, respectively. The Company grants credit to all of its customers, substantially all of whom are in the animal health products industry.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.


                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

Directors

   Name; Positions; Business Experience During the                                     Director
Past Five Years; Directorships in Reporting Companies                                   Since      Age
-------------------------------------------------------------------------------------  --------    ---
Patrick Owen Burns...................................................................       1988    58
 Vice President of R&D Funding Corp, an affiliate of Prudential Securities Inc., and Senior Vice President of Prudential Securities Inc. since 1986; Director of Ecogen, Inc., Creative BioMolecules, Inc. and Texas Biotechnology
  Corporation.

James C. DeCesare....................................................................       1993    64
 President and Chief Operating Officer of Boehringer Ingelheim Animal Health
  from 1986 to 1992 when he retired; currently a consultant to the animal health and pharmaceutical industries.

M. Blake Ingle, Ph.D.................................................................       1994    53
 President and Chief Executive Officer of Canji, Inc. March 1993 to February
  1996; Acting President of Telios Pharmaceuticals, Inc. December 1994 to June
  1995; President and Chief Executive Officer of IMCERA Group, Inc. (now
  known as Mallinckrodt Group Inc.) from 1991 to 1993; President and Chief
  Operating Officer of IMCERA Group, Inc. (now known as Mallinckrodt
  Group Inc.) from 1990 to 1991; Director of Corvas International, Inc.

Robert J. Kunze......................................................................       1995    60
 General Partner, H&Q Life Science Ventures, a San Francisco based investment banking and venture capital firm, since 1987; Director of Intelligent
  Surgical Lasers, Inc. and Abaxis, Inc.

Donald E. Phillips...................................................................       1987    63
 Chairman of the Board of Directors of the Company since August 1994; Vice
  Chairman of the Board of Directors of the Company from 1993 to August
  1994; a consultant to IMCERA Group, Inc. (now known as Mallinckrodt
  Group Inc.) from 1988 to 1990, when he retired; Director of Potash
  Corporation of Saskatchewan (Canada).




  Name; Positions; Business Experience During the                                      Director
Past Five Years; Directorships in Reporting Companies                                   Since      Age
-------------------------------------------------------------------------------------  -------     ---
Robert L. Widerkehr..................................................................       1992    58
 President and Chief Executive Officer of the Company since August 1992;
  Senior Vice President and Chief Operating Officer of the Company from 1991 to 1992; Vice President for the U.S. and Canada of SmithKline Beecham
  Animal Health from 1989 to 1991.

The Board of Directors of the Company held a total of ten meetings during the fiscal year ended December 31, 1995. Except for Mr.Kunze, each director attended more than seventy-five percent (75%) of the meetings of the Board of Directors (and the Board committees of which he was a member) held during the time he was a member of the Board.

The Company currently has Compensation and Audit Committees of the Board of Directors. The Company does not have a Nominating Committee of the Board of Directors. The current membership of each committee is as follows:

 Compensation Committee                      Audit Committee
 James C. DeCesare                           Patrick Owen Burns, Chairman
 M. Blake Ingle, Ph.D., Chairman             Robert J. Kunze
 Donald E. Phillips                          Donald E. Phillips

The function of the Compensation Committee is to review the Company's compensation policies. The Audit Committee oversees the Company's accounting and financial reporting policies, reviews with the independent accountants the accounting principles and practices followed, reviews the annual audit and financial results and makes recommendations to the Board regarding any of the preceding. The Audit Committee met three times and the Compensation Committee met once during the fiscal year ended December 31, 1995.

Dr. Ingle became an executive officer of Telios Pharmaceuticals, Inc. in December 1994, shortly after that company's primary product failed a clinical trial. In January 1995, Telios filed a voluntary bankruptcy petition. The Company believes these facts do not impugn Dr. Ingle's ability or integrity in any way.

For their services as directors, each of the outside directors of the Company received fees of $1,000, plus $500 for travel, for each Board of Directors meeting attended, except for Mr. Burns. Fees payable to Mr Burns are paid instead to R&D Funding Corp. Outside directors do not receive any fees for committee meetings attended as committee members. Employee directors do not receive any fees for attendance at meetings of the Board of Directors or committee meetings. In addition, Mr. Phillips was paid fees of $24,996 during the fiscal year ended December 31, 1995 pursuant to consulting agreement with the Company. On July 12, 1995, pursuant to the Automatic Grant Program under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), Mr. Burns, Mr. DeCesare, Dr. Ingle and Mr. Phillips were each granted an option to purchase 7,000 shares of Common Stock at $2.75 per share. The options, which expire on July 12, 2005, vest ratably over a one-year period following the grant date. On November 2, 1995, pursuant to the Automatic Grant Program under the 1995 Plan, Mr. Kunze was granted an option to purchase 7,000 shares of Common Stock at $3.25 per share. The option, which expires on November 2, 2005, vests ratably over a one-year period following the grant date.

Executive Officers and Significant Employees

                                           NAME, AGE, AND BUSINESS EXPERIENCE
               POSITION                        DURING THE PAST FIVE YEARS
---------------------------------------  ------------------------------------

                               Executive Officers

President and Chief Executive Officer -  Robert L. Widerkehr (58)
 since August 1992                       Formerly, Senior Vice President and
                                         Chief Operating Officer for the
                                         Company 1991 - 1992; Vice President
                                         for the U.S. and Canadian operations
                                         of SmithKline Beecham Animal Health
                                         1989 - 1991
Vice President - Finance, Chief          Michael K. Green (40)
 Financial Officer                       Formerly, Senior Manager with Price
 and Secretary - since May 1991          Waterhouse 1980 - 1991

                             Significant Employees

Corporate Controller and Chief           Keith A. Butler (34)
 Accounting Officer -                    Formerly, Manager with Price
 since March 1991                        Waterhouse 1984 -1991

Director of Research and Development -   John A. Cutting (57)
 since August 1995                       Formerly, Senior Manager of Research
                                         and Development for the Company
                                         November 1993 - August 1995; Director
                                         of Research of AVID Therapeutics,
                                         Inc., 1992 - November 1993; Senior
                                         Scientist, Virology of Solvay Animal
                                         Health, 1985 - 1992

Director of Operations -                 Clifford Frank (46)
 since September 1992                    Formerly, Manager of Manufacturing
                                         for the Company 1991 - 1992;
                                         President of Akorn Pharmaceuticals
                                         and President of Walnut
                                         Pharmaceuticals, a division of Akorn
                                         Pharmaceuticals, 1990 - 1991

Manager - Business Development and       Gregory A. Soulds (49)
 International Marketing - since         Formerly, Vice President - Marketing
 1992 (with the Company since 1983)      and Sales for the Company 1989 - 1992


Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the following exception:

     On November 2, 1995 Mr. Kunze became a director of the Company, at which time a Form 3 should have been filed. However, due to an oversight by the Company the Form 3 was not filed until March 22, 1996.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table provides certain summary information concerning the compensation earned by the Company's President and Chief Executive Officer and its Vice President - Finance (the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended December 31, 1995, the nine month fiscal year ended December 31, 1994 and the fiscal year ended March 31, 1994:

                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term
                                               Annual Compensation                    Compensation
                           ---------------------------------------------------------      Awards
                                                                            Other       Securities
       Name and                                                             Annual      Underlying      All Other
      Principal           Fiscal                                           Compen-       Options/       Compensa-
       Position            Year            Salary ($)/(1)/   Bonus ($)    sation ($)     SARS (#)     tion ($)/(2)/
--------------------    ----------         ---------------   ---------   -----------    -----------   -------------
Robert L. Widerkehr           1995              $179,375          -      $2,188/(3)/        30,000           $3,587
President and Chief           1994/(4)/         $131,250          -      $8,750/(3)/        22,000           $2,625
Executive Officer             1994              $135,000      $19,280    $8,750/(3)/        78,000           $2,700

Michael K. Green              1995              $101,853          -           -             25,000           $2,213
Vice President                1994/(4)/         $ 73,805          -           -             15,000           $1,476
                              1994              $ 93,721      $10,677         -               -              $1,874


(1) Includes amounts deferred under the 401(k) Compensation Deferral Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Consists of matching contributions made by the Company to Mr. Widerkehr's 401(k) account and Mr. Green's 401(k) account.

(3) Forgiveness of a loan made to Mr. Widerkehr to defray relocation expenses. The loan was fully forgiven as of December 31, 1995.

(4)  Information is for the nine month fiscal year ended December 31, 1994.

The following table contains information concerning the grant of stock options to the Named Executive Officers:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants

                                 Number of        % of Total
                                 Securities      Options/SARs
                                 Underlying       Granted to
                                Options/SARs     Employees in      Exercise
         Name                 Granted (#)/(1)/    Fiscal Year    Price ($/Sh)   Expiration Date
---------------------         ---------------   --------------   ------------   ----------------

Robert L. Widerkehr                30,000          18.02%           $2.63           04/27/05
Michael K. Green                   25,000          15.02%           $2.63           04/27/05


(1) The options become exercisable ratably over a two-year period following the date of grant. The grant date for the options listed in the above table is April 27, 1994. The option has a maximum term of 10 years, subject to earlier termination in the event of optionee's cessation of service with the Company.

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year. No shares were acquired on exercise of options by the Named Executive Officers during the fiscal year ended December 31, 1995.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                         Number of Securities Underlying   Value of Unexercised in-the-Money
                            Unexercised Options/SARs                 Options/SARs
                            at December 31, 1995 (#)           at December 31, 1995/(1)/
                         -------------------------------   ---------------------------------
         Name             Exercisable     Unexercisable     Exercisable       Unexercisable
---------------------    -------------   ---------------   -------------     ----------------
Robert L. Widerkehr         214,500           65,500            $ -               $ -
Michael K. Green             25,937           24,063            $ -               $ -


(1) Value is defined as market price of the Company's Common Stock at fiscal year end less exercise price. The closing sale price of the Company's Common Stock at December 31, 1995 was $2.38.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth the beneficial ownership of the Company's Common Stock as of March 20, 1996, of each of the Company's directors, director nominees, 5% shareholders and the Named Executive Officers, and of the directors and executive officers of the Company as a group. Except as noted, each person has sole investment and voting power over the shares shown. Percentages are calculated in accordance with the method set forth in the Securities and Exchange Commission's rules.

                                                                  AMOUNT AND
                                                                  NATURE OF
                                                                  BENEFICIAL    PERCENT
                  NAME AND ADDRESS OF BENEFICIAL OWNER              OWNER      OF CLASS
                  ------------------------------------            -----------  ---------
Patrick Owen Burns/(1) (3)/                                          504,053        8.1%
     c/o R&D Funding Corp
     1 Seaport Plaza
     16th Floor
     New York, NY  10292

James C. DeCesare/(3)/                                                24,250          *
     5260 S. Landings Drive, #200
     Ft. Myers, FL  33919

Michael K. Green/(3)/                                                 30,000          *
     c/o Synbiotics Corporation
     11011 Via Frontera
     San Diego, CA  92127

M. Blake Ingle, Ph.D./(3)/                                            10,250          *
     Plaza Del Mar 300-6
     12526 High Bluff Drive
     San Diego, CA  92130

Robert J. Kunze/(2)(3)/                                              492,541        8.0%
     c/o H&Q Life Science Ventures
     One Bush Street
     San Francisco, CA  94104

Donald E. Phillips/(3)/                                               38,750          *
     372 Fannin Landing Circle
     Brandon, MS  39042

Robert L. Widerkehr/(3)/                                             231,625        3.7%
     c/o Synbiotics Corporation
     11011 Via Frontera
     San Diego, CA  92127

                                                                  AMOUNT AND
                                                                  NATURE OF
                                                                  BENEFICIAL    PERCENT
                  NAME AND ADDRESS OF BENEFICIAL OWNER              OWNER      OF CLASS
                  ------------------------------------            -----------  ---------
Daniel F. Cain                                                      350,000        5.7%
     1719 Centennial Road
     Fort Collins, CO  80525

Gruber & McBaine Capital Management/(4)/                            586,300        9.5%
     c/o John P. Broadhurst, Esq.
     Shartsis, Friese & Ginsburg
     One Maritime Plaza
     18th Floor
     San Francisco, CA  94111

H&Q Life Science Ventures                                           489,041        7.9%
     One Bush Street
     San Francisco, CA  94104

Mallinckrodt Group Inc.                                             458,806        7.4%
     7733 Forsyth Boulevard
     St. Louis, MO  63105

Edward T. Maggio, Ph.D./(5)/                                        461,999        7.5%
     c/o ImmunoPharmaceutics, Inc.
     11011 Via Frontera
     San Diego, CA  92127

PruTech Research and Development Partnership II                     460,303        7.4%
     3945 Freedom Circle
     Suite 800
     Santa Clara, CA  95054

All executive officers and directors
   as a group/(1)(2)(3)/ (7 persons)                              1,331,469       21.5%


/*/  Less than one percent.

(1) Includes 460,303 shares of Common Stock held by PruTech Research and Development Partnership II, which is a public research and development partnership sponsored by R&D Funding Corp. Mr. Burns is a Vice President of R&D Funding Corp, and disclaims any beneficial ownership of these shares.

(2) Includes 489,041 shares of Common Stock held by H&Q Life Science Ventures, a California limited partnership. Mr. Kunze is a general partner of H&Q Life Science Ventures.

(3) Includes options to purchase shares of Common Stock, which are exercisable on or before May 31, 1996, as follows: Mr. Burns - 43,750 shares; Mr. DeCesare - 19,250 shares; Mr. Green - 30,000 shares; Dr. Ingle - 10,250 shares; Mr. Kunze - 3,500; Mr. Phillips - 38,750 shares; Mr. Widerkehr - 229,625 shares.

(4) Owned by a group of six persons who granted their respective powers of attorney to Gruber & McBaine Capital Management ("GMCM"), a California corporation, to handle any and all necessary filings in connection with these securities. The direct ownership of these shares is as follows:
     GMCM - 29,500 shares; Jon D. Gruber ("Gruber") - 68,000 shares; J. Patterson McBaine ("McBaine") - 55,400 shares; Lagunitas Partners ("Lagunitas") - 235,800; GMJ Investments, LP ("GMJ") - 6,500 shares; Proactive Partners, a California Limited Partnership ("Proactive") - 191,100 shares. Gruber and McBaine are the sole directors and sole executive officers of GMCM. GMCM, Gruber and McBaine are the general partners of Lagunitas and GMJ. Gruber and McBaine are general partners in the entity which is the general partner of Proactive. Gruber and McBaine disclaim beneficial ownership of the shares held by GMCM, Lagunitas, GMJ and Proactive except to the extent of their respective pecuniary interests. GMCM disclaims beneficial ownership of the shares held by Gruber, McBaine, Lagunitas and GMJ except to the extent of its pecuniary interest.

(5) Includes options to purchase 6,999 shares of Common Stock, which are exercisable on or before May 31, 1996, held by Dr. Maggio.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibit Index
          -------------

          Exhibits marked with an asterisk have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Securities and Exchange Commission. The Company will furnish a copy of any one or more of these exhibits, except for Exhibit 27 which is for electronic filing purposes only, to a shareholder who so requests upon receipt of payment for the cost of duplicating and mailing the requested items.


   EXHIBIT                      TITLE                                    METHOD OF FILING
   -------   ------------------------------------------    -------------------------------------------
2.1/*/       Plan and Agreement of Merger of Texas         Incorporated herein by reference to Exhibit
             Biotechnology Corporation, TBC Acquisition    2.1 to the Registrant's Current Report on
             Company No. 1 and ImmunoPharmaceutics,        Form 8-K, as amended, dated July 25, 1994.
             Inc. dated as of June 17, 1994.

3.1          Articles of Incorporation, as amended.        Filed herewith.

3.2/*/       Bylaws, as amended.                           Incorporated herein by reference to Exhibit
                                                           3.2 to the Registrant's Quarterly Report on
                                                           Form 10-QSB for the quarterly period ended
                                                           June 30, 1995.

EXHIBIT                        TITLE                                             METHOD OF FILING
-------          --------------------------------------------      ---------------------------------------------
10.1/*/          Lease of Premises by Registrant located at        Incorporated herein by reference to Exhibit
                 11011 Via Frontera, San Diego, California,        10.1 to the Registrant's Annual Report on
                 dated November 28, 1989.                          Form 10-K for its fiscal year ended March 31,
                                                                   1991.

10.4/*+/         1983 Stock Option Plan.                           Incorporated herein by reference to the
                                                                   Registrant's Registration Statement on Form
                                                                   S-18, Registration No. 2-83602, dated August
                                                                   25, 1983.

10.4.1/*+/       First Amendment to 1983 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                   10.4.1 to the Registrant's Annual Report on
                                                                   Form 10-K for its fiscal year ended March 31,
                                                                   1988.

10.5/*+/         1984 Stock Option Plan.                           Incorporated herein by reference to Exhibit
                                                                   10.5 to the Registrant's Registration Statement
                                                                   on Form S-1, Registration No. 33-5292, dated
                                                                   July 16, 1986.

10.5.1/*+/       First and Second Amendments to 1984 Stock         Incorporated herein by reference to Exhibit
                 Option Plan.                                      10.5.1 to the Registrant's Annual Report on
                                                                   Form 10-K for its fiscal year ended March 31,
                                                                   1988.

10.6/*+/         1986 Stock Option Plan.                           Incorporated herein by reference to Exhibit
                                                                   10.6 to the Registrant's Registration Statement
                                                                   on Form S-1, Registration No. 33-5292, dated
                                                                   July 16, 1986.

10.6.1/*+/       First Amendment to 1986 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                   10.6.1 to the Registrant's Annual Report on
                                                                   Form 10-K for its fiscal year ended March 31,
                                                                   1988.

10.21/*/         Distribution Agreement between Vedco, Inc.        Incorporated herein by reference to Exhibit
                 and the Registrant, dated October 15, 1986.       10.21 to the Registrant's Registration
                                                                   Statement on Form S-1, Registration No. 33-
                                                                   5292, dated July 16, 1986.

10.26/*+/        1987 Stock Option Plan.                           Incorporated herein by reference to Exhibit 28
                                                                   to the Registrant's Registration Statement on
                                                                   Form S-8, Registration No. 33-15712, dated
                                                                   July 9, 1987.

10.26.1/*+/      First Amendment to 1987 Stock Option Plan.        Incorporated herein by reference to Exhibit
                                                                   10.26.1 to the Registrant's Annual Report on
                                                                   Form 10-K for its fiscal year ended March 31,
                                                                   1988.

EXHIBIT                          TITLE                                            METHOD OF FILING
-------          ----------------------------------------------    --------------------------------------------
10.33/*/         Lease of Premises (expansion) by the              Incorporated herein by reference to Exhibit
                 Registrant located at 16410 Via Esprillo, San     10.33 to the Registrant's Annual Report on
                 Diego, California, dated February 25, 1988.       Form 10-K for its fiscal year ended March 31,
                                                                   1988.

10.33.1/*/       First Amendment to Lease of Premises by the       Incorporated herein by reference to Exhibit
                 Registrant located at 16410 Via Esprillo, San     10.33.1 to the Registrant's Annual Report on
                 Diego, California, dated August 9, 1988.          Form 10-K for its fiscal year ended March 31,
                                                                   1989.

10.36/*/         Marketing Agreement between the Registrant        Incorporated herein by reference to Exhibit
                 and Bio-Trends International, Inc., dated May     10.36 to the Registrant's Annual Report on
                 10, 1989.                                         Form 10-K for its fiscal year ended March 31,
                                                                   1989.

10.36.1/*/       Distribution Agreement between the                Incorporated herein by reference to Exhibit
                 Registrant and Bio-Trends International, Inc.,    10.36.1 to the Registrant's Annual Report on
                 dated February 7, 1990.                           Form 10-K for its fiscal year ended March 31,
                                                                   1990.

10.39/*/         Distribution Agreement between the                Incorporated herein by reference to Exhibit
                 Registrant and Bio-Trends International, Inc.,    10.39 to the Registrant's Annual Report on
                 dated August 1, 1990.                             Form 10-K for its fiscal year ended March 31,
                                                                   1991.

10.40/*/         Framework Agreement between Pitman-               Incorporated herein by reference to Exhibit
                 Moore, Inc. and the Registrant, dated June 26,    7.01 to the Registrant's Current Report on
                 1992.                                             Form 8-K dated July 13, 1992, as amended
                                                                   Form 8 on November 4, 1992 and December
                                                                   10, 1992.

10.41/*/         Agreement between the Registrant and Rhone        Incorporated herein by reference to Exhibit
                 Merieux, dated July 9, 1992.                      7.01 to the Registrant's Current Report on
                                                                   Form 8-K dated July 23, 1992.

10.43/*+/        1991 Stock Option Plan, as amended                Incorporated herein by reference to Exhibit
                                                                   4.1 to the Registrant's Registration Statement
                                                                   on Form S-8, Registration No. 33-55992,
                                                                   dated December 21, 1992.

10.44/*/         Purchase Agreement between SmithKline             Incorporated herein by reference to Exhibit
                 Beecham Animal Health and the Registrant,         7.01 to the Registrant's Current Report on
                 dated December 10, 1992.                          Form 8-K dated December 30, 1992.

10.46/*/         Agreement Regarding Licensing,                    Incorporated herein by reference to Exhibit
                 Development, Marketing and Manufacturing          10.46 to the Registrant's Quarterly Report on
                 between the Registrant and Binax, Inc., dated     Form 10-QSB for the quarter ended
                 as of June 30, 1993.                              December 31, 1993.


 EXHIBIT                     TITLE                                       METHOD OF FILING
---------      ---------------------------------------------   ---------------------------------------------
10.47/*/       Amendment No. One to Agreement Regarding        Incorporated herein by reference to Exhibit
               Licensing, Development, Marketing and           10.47 to the Registrant's Quarterly Report on
               Manufacturing between the Registrant and        Form 10-QSB for the quarter ended
               Binax, Inc., dated December 9, 1993.            December 31, 1993.

10.48          Amendment No. Two to Agreement                  Filed herewith.
               Regarding Licensing, Development, Marketing
               and Manufacturing between the Registrant and
               Binax, Inc., dated as of July 27, 1994.

10.50/*+/      1995 Stock Option/Stock Issuance Plan, as       Incorporated herein by reference to Exhibit
               amended.                                        10.50 to the Registrant's Quarterly Report on
                                                               Form 10-QSB for the quarterly period ended
                                                               September 30, 1995.

10.51/*+/      Form of Notice of Grant/Stock Option            Incorporated herein by reference to Exhibit
               Agreement, as used under the 1995 Stock         99.2 to the Registrant's Registration Statement
               Option/Stock Issuance Plan.                     on Form S-8, Registration No. 33-61103,
                                                               dated July 17, 1995.

10.52          Contract Manufacturing Agreement, dated as      Certain confidential portions of this exhibit
               of March 31, 1995.                              have been omitted by means of blacking out
                                                               the text (the "Mark").  This exhibit has been
                                                               filed separately with the Secretary of the
                                                               Commission without the Mark pursuant to the
                                                               Company's Application Requesting
                                                               Confidential Treatment under Rule 24b-2
                                                               under the Securities Exchange Act of 1934, as
                                                               amended.

11.1           Computation of Earnings Per Share.              Filed herewith.

23.1           Consent of Independent Accountants.             Filed herewith.

27             Financial Data Schedule.                        Filed herewith for electronic filing purposes
                                                               only.


/*/ Incorporated by reference.

/+/ Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K
          -------------------

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996                   SYNBIOTICS CORPORATION

                                         By   /s/ Michael K. Green
                                           ------------------------------
                                           Michael K.  Green
                                           Vice President - Finance


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                  TITLE                                                  DATE
   ---------                  -----                                                  ----
/s/ Robert L. Widerkehr      Chief Executive Officer, President and Director     March 28, 1996
------------------------
Robert L.  Widerkehr

/s/ Michael K. Green         Chief Financial Officer                             March 28, 1996
------------------------
Michael K. Green

/s/ Keith A. Butler          Chief Accounting Officer and Corporate Controller   March 28, 1996
------------------------
Keith A. Butler

/s/ Patrick Owen Burns       Director                                            March 28, 1996
------------------------
Patrick Owen Burns

/s/ James C. DeCesare        Director                                            March 28, 1996
------------------------
James C. DeCesare

/s/ M. Blake Ingle           Director                                            March 28, 1996
------------------------
M. Blake Ingle

/s/ Robert J. Kunze          Director                                            March 28, 1996
------------------------
Robert J. Kunze

/s/ Donald E. Phillips       Director                                            March 28, 1996
------------------------
Donald E. Phillips

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    EXHIBITS

                                       TO

                                  FORM 10-KSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934
                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

2.1/*/ Plan and Agreement of Merger of Texas Biotechnology Corporation, TBC Acquisition Company No. 1 and ImmunoPharmaceutics, Inc. dated as of June 17, 1994.

3.1          Articles of Incorporation, as amended.

3.2/*/       Bylaws, as amended.

10.1 Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated November 28, 1989.

10.4/*/      1983 Stock Option Plan.

10.4.1/*/    First Amendment to 1983 Stock Option Plan.

10.5/*/      1984 Stock Option Plan.

10.5.1/*/    First and Second Amendments to 1984 Stock Option Plan.

10.6/*/      1986 Stock Option Plan.

10.6.1/*/    First Amendment to 1986 Stock Option Plan.

10.21/*/ Distribution Agreement between Vedco, Inc. and the Registrant, dated October 15, 1986.

10.26/*+/    1987 Stock Option Plan.

10.26.1/*/   First Amendment to 1987 Stock Option Plan.

10.33/*/ Lease of Premises (expansion) by the Registrant located at 16410 Via Esprillo, San Diego, California, dated February 25, 1988.

10.33.1/*/   First Amendment to Lease of Premises by the Registrant located at
             16410 Via Esprillo, San Diego, California, dated August 9, 1988.

10.36/*/ Marketing Agreement between the Registrant and Bio-Trends International, Inc., dated May 10, 1989.

10.36.1/*/   Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated February 7, 1990.

10.39/*/ Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated August 1, 1990.

10.40/*/ Framework Agreement between Pitman-Moore, Inc. and the Registrant, dated June 26, 1992.

10.41/*/     Agreement between the Registrant and Rhone Merieux, dated July 9,
             1992.

10.43/*/     1991 Stock Option Plan, as amended.

Exhibit No.  Exhibit
-----------  -------

10.44/*/ Purchase Agreement between SmithKline Beecham Animal Health and the Registrant, dated December 10, 1992.

10.46/*/ Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated as of June 30, 1993.

10.47/*/ Amendment No. One to Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated December 9, 1993.

10.48 Amendment No. Two to Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated as of July 27, 1994.

10.50/*/     1995 Stock Option/Stock Issuance Plan, as amended.

10.51/*/ Form of Notice of Grant/Stock Option Agreement, as used under the 1995 Stock Option/Stock Issuance Plan.

10.52        Contract Manufacturing Agreement, dated as of March 31, 1995.
             Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act.

11.1         Computation of Earnings Per Share.

23.1         Consent of Independent Accountants.

27           Financial Data Schedule (for electronic filing purposes only).

-------------

/*/ Incorporated by reference.