Form 10QSB
period 1996-03-31
SYNBIOTICS CORP
filed 1996-05-15
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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


As of April 30, 1996, 5,974,880 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]    No [X]



================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                                           PAGE
                                                                                          -----
Part I.            Condensed Statement of Operations -
                     Three months ended March 31, 1996 and 1995                              3

                   Condensed Balance Sheet -
                     March 31, 1996 and December 31, 1995                                    4

                   Condensed Statement of Cash Flows -
                     Three months ended March 31, 1996 and 1995                              5

                   Notes to Condensed Financial Statements                                   6

                   Management's Discussion and Analysis or Plan of Operation                 7

Part II.           Other Information                                                         8

ITEM 1.   FINANCIAL STATEMENTS
          --------------------
SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
- -------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1996           1995
                                                       ----------    ----------
Revenues:
  Product sales                                        $5,750,000    $4,826,000
  License fees and other                                  171,000        50,000
  Interest                                                 11,000         9,000
                                                       ----------    ----------
                                                        5,932,000     4,885,000
Cost and expenses:
  Cost of sales                                         2,779,000     2,183,000
  Research and development                                216,000       201,000
  Selling and marketing                                 1,229,000     1,378,000
  General and administrative                              385,000       351,000
                                                       ----------    ----------
                                                        4,609,000     4,113,000
                                                       ----------    ----------
Income before gain on sale of securities
 available for sale                                     1,323,000       772,000

Gain on sale of securities available for sale             385,000
                                                       ----------    ----------

Income before income taxes                              1,708,000       772,000

Provision for income taxes                                 57,000        18,000
                                                       ----------    ----------

Net income                                             $1,651,000    $  754,000
                                                       ==========    ==========

Net income per share                                   $      .28    $      .13
                                                       ==========    ==========
Weighted average shares outstanding                     5,911,000     5,803,000
                                                       ==========    ==========

Net income per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.



           See accompanying notes to condensed financial statements.

         --------------------
SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
________________________________________________________________________________

                                                                            March 31,     December 31,
                                                                               1996           1995
                                                                          ------------    -------------
                                                                          (unaudited)      (audited)
ASSETS

Current assets:
 Cash and equivalents                                                     $ 1,620,000      $  1,017,000
 Securities available for sale                                                715,000
 Accounts receivable                                                        3,572,000         1,430,000
 Inventories                                                                4,082,000         3,439,000
 Other current assets                                                         557,000           578,000
                                                                         ------------     -------------
    Total current assets                                                   10,546,000         6,464,000

Property and equipment, net                                                   765,000           879,000
Securities available for sale                                               2,840,000         2,533,000
Other assets                                                                1,885,000         1,582,000
                                                                         ------------     -------------
                                                                          $16,036,000      $ 11,458,000
                                                                         ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                    $ 2,063,000      $  1,613,000
 Other current liabilities                                                    686,000           697,000
                                                                         ------------     -------------
   Total current liabilities                                                2,749,000         2,310,000
                                                                         ------------     -------------

Shareholders' equity:
Common stock, no par value, 24,800,000 shares authorized,
   5,970,000 and 5,816,000 shares issued and outstanding at
   March 31, 1996 and December 31, 1995                                    29,748,000        29,351,000
 Unrealized holding gains (losses) from securities available for sale       1,056,000        (1,035,000)
 Accumulated deficit                                                      (17,517,000)      (19,168,000)
                                                                         ------------     -------------

   Total shareholders' equity                                              13,287,000         9,148,000
                                                                         ------------     -------------
                                                                         $ 16,036,000     $  11,458,000
                                                                         ============     =============

See accompanying notes to condensed financial statements.

         --------------------
SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
________________________________________________________________________________

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
Cash flows from operating activities:
 Net income                                            $ 1,651,000   $  754,000
 Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                          231,000      251,000
    Gain on sale of securities available for sale         (385,000)
    Changes in assets and liabilities:
      Accounts receivable                               (2,142,000)    (579,000)
      Inventories                                         (643,000)    (107,000)
      Other assets                                          16,000       65,000
      Accounts payable and accrued expenses                450,000      379,000
      Other liabilities                                    (11,000)       6,000
                                                       -----------   ----------
Net cash (used for) provided by operating activities      (833,000)     769,000
                                                       -----------   ----------
Cash flows from investing activities:
 Acquisition of property and equipment                     (16,000)     (60,000)
 Investment in securities available for sale              (715,000)      (5,000)
 Proceeds from sale of securities available for sale     2,167,000
                                                       -----------   ----------
Net cash provided by (used for) investing activities     1,436,000      (65,000)
                                                       -----------   ----------

Net increase in cash and equivalents                       603,000      704,000

Cash and equivalents - beginning of year                 1,017,000      447,000
                                                       -----------   ----------

Cash and equivalents - end of period                   $ 1,620,000   $1,151,000
                                                       ===========   ==========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________________________

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of March 31, 1996 and the statements of operations and of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper.


NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                     March 31,    December 31,
                                        1996          1995
                                     ----------   ------------

Raw materials                        $1,044,000     $  665,000
Work in process                         642,000        633,000
Finished goods                        2,396,000      2,141,000
                                     ----------   ------------
                                     $4,082,000     $3,439,000
                                     ==========   ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the first quarter of 1996 increased by $1,047,000 or 21% over the first quarter of 1995. Product sales during the first quarter of 1996 increased $924,000 or 19%. The increase is due to an increase of $644,000 or 49% in vaccine sales and a $280,000 or 8% increase in diagnostic sales. Vaccine sales increased primarily due to $640,000 of international shipments of bulk feline leukemia vaccine to Rhone-Merieux, which bottles and markets the Company's feline leukemia vaccine under its own brand name in certain parts of Europe, for which there were no comparable sales during the first quarter of 1995. The increased diagnostic sales are primarily due to sales of the Company's ICT GOLD(TM) HW product, which was introduced in March 1995, and sales of D-TEC/(R)/ CB (canine brucellosis) which had been on back order for approximately one year as a result of third-party manufacturer production problems.

License fees and other revenue during the first quarter of 1996 increased $121,000 or 242% over the first quarter of 1995 due to increased royalties earned on certain of the Company's products which are licensed to Rhone Merieux, Inc. (located in Athens, Georgia) and license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. The Daiichi arrangement is not expected to generate significant revenues until at least 1998.

The cost of sales as a percentage of product revenue increased to 48% during the first quarter of 1996 as compared to 45% for the first quarter of 1995. The increase is due primarily to increased unapplied manufacturing overhead, resulting from a larger percentage of product sales during 1996 being generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK/(R)/ canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers.

Selling and marketing expenses during the first quarter of 1996 decreased by $149,000 or 11% from the first quarter of 1995. The decrease is due primarily to a reduction in advertising and promotion costs which were higher during the first quarter of 1995 resulting from the introduction of the Company's ICT GOLD(TM) HW canine heartworm diagnostic test.

On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of Texas Biotechnology Corporation ("TBC") common stock on the American Stock Exchange at an average selling price of $3.573 per share. As a result of the transactions, the Company recognized a gain of $385,00 during the first quarter of 1996. As a result of the sale of the shares, the Company's ownership of TBC was reduced to approximately 3%. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company will recognize a gain of $774,000 during the second quarter of 1996. The net proceeds received from the sales, which totalled $4,727,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions.

The Company's business is seasonal, and is concentrated within the canine heartworm selling season, which falls mainly in the quarters ending March 31 and June 30 of each year. Sales and results from operations in the quarters ending September 30 and December 31 of each year are expected to be less favorable than in the heartworm selling season.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $7,797,000 at March 31, 1996, are sufficient to meet its current working capital needs.


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

None.


ITEM 5.   OTHER INFORMATION:
          ------------------

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

          10.53 Distribution Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated January 16, 1996./(1)/

          10.54 License Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1) /

          10.55 Research and Development Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1)/

          10.56 Scientific Advisor Agreement between the Registrant and J. Kevin Steele, dated March 6, 1996./(1)/

          10.57 Inducement Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1)/

           11.1  Computation of Earnings Per Share.

           27    Financial Data Schedule (for electronic filing purposes only).
           ______________________

          (1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark").
                 This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24-b-2 under the Securities Exchange Act of 1934, as amended.

    (b)   Reports on Form 8-K
          -------------------

          None.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            SYNBIOTICS CORPORATION


Date:  May 15, 1996                          /s/ Michael K. Green
                                             ----------------------
                                             Michael K. Green
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (signing both as a duly authorized
                                             officer and as principal financial
                                             officer)

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
- -----------  -------

10.53 Distribution Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated January 16, 1996./(1)/

10.54 License Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1)/

10.55 Research and Development Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1)/

10.56 Scientific Advisor Agreement between the Registrant and J. Kevin Steele, dated March 6, 1996./(1)/

10.57 Inducement Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996./(1)/

11.1   Computation of Loss Per Share.

27     Financial Data Schedule (for electronic filing purposes only).

_____________________

(1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.