Form 10QSB
period 1996-06-30
SYNBIOTICS CORP
filed 1996-08-02
CIK 719483

==============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


As of July 26, 1996, 5,999,956 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]      No [X]


==============================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.         Condensed Statement of Operations -
                  Three and six months ended June 30, 1996 and 1995                                2

                Condensed Balance Sheet -
                  June 30, 1996 and December 31, 1995                                              3

                Condensed Statement of Cash Flows -
                  Six months ended June 30, 1996 and 1995                                          4

                Notes to Condensed Financial Statements                                            5

                Management's Discussion and Analysis or Plan of Operation                          6


PART II.        Other Information                                                                  7

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
- -------------------------------------------------------------------------------


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                   ---------------------------       ------------------------
                                                         1996          1995              1996        1995
                                                   -----------     -----------       -----------   ----------
Revenues:
 Product sales                                     $ 5,101,000     $ 3,811,000       $10,851,000   $8,637,000
 License fees and other                                 59,000          97,000           230,000      148,000
 Interest                                               44,000           9,000            54,000       17,000
                                                   -----------     -----------       -----------   ----------
                                                     5,204,000       3,917,000        11,135,000    8,802,000
                                                   -----------     -----------       -----------   ----------

Cost and expenses:
 Cost of sales                                       2,556,000       2,304,000         5,334,000    4,487,000
 Research and development                              244,000         217,000           461,000      418,000
 Selling and marketing                               1,130,000         982,000         2,358,000    2,360,000
 General and administrative                            469,000         361,000           854,000      712,000
                                                   -----------     -----------       -----------   ----------
                                                     4,399,000       3,864,000         9,007,000    7,977,000
                                                   -----------     -----------       -----------   ----------

Income before gain on sale of securities
 available for sale and gain on disposition
 of investment in affiliated company                   805,000          53,000         2,128,000      825,000

Gain on sale of securities available for sale          774,000                         1,159,000
Gain on disposition of investment in affiliate                         931,000                        931,000
                                                   -----------     -----------       -----------   ----------

Income before income taxes                           1,579,000         984,000         3,287,000    1,756,000

Provision for income taxes                              60,000           4,000           118,000       22,000
                                                   -----------     -----------       -----------   ----------

Net income                                         $ 1,519,000     $   980,000        $3,169,000   $1,734,000
                                                   ===========     ===========       ===========   ==========
Net income per share                               $       .25     $       .17        $      .53   $      .30
                                                   ===========     ===========       ===========   ==========
Weighted average shares outstanding                  6,028,000       5,806,000         5,968,000    5,805,000
                                                   ===========     ===========       ===========   ==========

Net income per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.


           See accompanying notes to condensed financial statements.

        --------------------

SYNBIOTICS CORPORATION
CONDENSED BALANCED SHEET
- -------------------------------------------------------------------------------

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1996           1995
                                                                  ------------   -------------
                                                                  (unaudited)      (audited)
ASSETS

Current assets:
 Cash and equivalents                                             $ 2,970,000     $ 1,017,000
 Securities available for sale                                      3,087,000
 Accounts receivable                                                2,124,000       1,430,000
 Inventories                                                        4,824,000       3,439,000
 Other current assets                                                 565,000         578,000
                                                                  ------------   -------------

   Total current assets                                            13,570,000       6,464,000

Property and equipment, net                                           715,000         879,000
Securities available for sale                                                       2,533,000
Other assets                                                        1,778,000       1,582,000
                                                                  ------------   -------------

                                                                  $16,063,000    $ 11,458,000
                                                                  ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued expenses                                                $ 1,590,000    $  1,613,000
 Other current liabilities                                            671,000         697,000
                                                                  ------------   -------------

   Total current liabilities                                        2,261,000       2,310,000
                                                                  ------------   -------------

Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized,
   6,000,000 and 5,816,000 shares issued and outstanding at
   June 30, 1996 and December 31, 1995                             29,801,000      29,351,000
 Unrealized holding losses from securities available for sale                      (1,035,000)
 Accumulated deficit                                              (15,999,000)    (19,168,000)
                                                                  ------------   -------------

   Total shareholders' equity                                      13,802,000       9,148,000
                                                                  ------------   -------------

                                                                  $16,063,000    $ 11,458,000
                                                                  ============   =============

           See accompanying notes to condensed financial statements.

        --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -------------------------
                                                                                1996         1995
                                                                           -----------    -----------
Cash flows from operating activities:
 Net income                                                                $ 3,169,000    $1,734,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              417,000       507,000
    Gain on sale of securities available for sale                           (1,159,000)
    Gain on disposition of investment in affiliate                                          (931,000)
    Changes in assets and liabilities:
      Accounts receivable                                                     (694,000)     (385,000)
      Inventories                                                           (1,385,000)      111,000
      Other assets                                                                            35,000
      Accounts payable and accrued expenses                                    (23,000)     (144,000)
      Other liabilities                                                        (26,000)        2,000
                                                                           -----------    -----------

Net cash provided by operating activities                                      299,000       929,000
                                                                           -----------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment                                         (37,000)      (75,000)
 Investment in securities available for sale                                (3,087,000)
 Proceeds from sale of securities available for sale                         4,727,000
                                                                           -----------    -----------

Net cash provided by (used for) investing activities                         1,603,000       (75,000)
                                                                           -----------    -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                                    51,000       (10,000)
                                                                           -----------    -----------

Net cash provided by (used for) financing activities                            51,000       (10,000)
                                                                           -----------    -----------

Net increase in cash and equivalents                                         1,953,000       844,000

Cash and equivalents - beginning of year                                     1,017,000       447,000
                                                                           -----------    -----------

Cash and equivalents - end of period                                       $ 2,970,000    $1,291,000
                                                                           ===========    ===========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------------------------------

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of June 30, 1996 and the statements of operations and of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper.


NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                           JUNE 30,    DECEMBER 31,
                                                             1996          1995
                                                          ----------   ------------

Raw materials                                             $  911,000     $  665,000
Work in process                                              636,000        633,000
Finished goods                                             3,277,000      2,141,000
                                                          ----------   ------------
                                                          $4,824,000     $3,439,000
                                                          ==========   ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

RESULTS OF OPERATIONS

Total revenue for the second quarter of 1996 increased by $1,287,000 or 33% over the quarter ended June 30, 1995, and increased for the six months ended June 30, 1996 by $2,333,000 or 27% over the six months ended June 30, 1995. The increases are primarily due to an increase in product sales of $1,290,000 or 34% during the second quarter of 1996, and an increase in product sales of $2,214,000 or 26% during the six months ended June 30, 1996, respectively.

The increase in product sales during the second quarter of 1996 comprises an increase in diagnostic sales of $1,183,000 or 53% and a $107,000 or 7% increase in the sales of vaccines. The increased diagnostic sales are primarily due to increased average selling prices and the introduction of Assure/(R)//Parvo, for the detection of canine parvovirus, and ICT GOLD(TM) FeLV, the Company's new feline leukemia diagnostic. The increased average selling prices of the Company's existing diagnostic products resulted from a general price increase during the second quarter of 1996, as well as the non-recurrence of promotional pricing which was in effect during the second quarter of 1995. Vaccine sales increased due to sales through new distribution channels, offset by decreased international and domestic shipments of bulk feline leukemia vaccine. The six months ended June 30, 1996 saw an increase in diagnostic sales of $1,463,000 or 26% and a $751, 000 or 26% increase in vaccine sales, both explained by the respective factors discussed above. Also, in 1996 the Company was able to market its ICT GOLD(TM) HW canine heartworm diagnostic for the full six months (the product was introduced in March 1995).

The cost of sales as a percentage of product revenue decreased to 50% during the second quarter of 1996 as compared to 60% for the quarter ended June 30, 1995. The decrease is due to the increase in average selling prices discussed above, as well as decreased domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the second quarter of 1996. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 47% and 55% during the quarters ended June 30, 1996 and 1995, respectively, if the zero margin bulk sales were not taken into consideration. The cost of sales as a percentage of product revenue decreased to 49% for the six months ended June 30, 1996 as compared to 52% for the six months ended June 30, 1995. The increase is primarily due to factors similar to those discussed in the quarterly comparison.

Research and development expenses during the second quarter of 1996 increased by $27,000 or 12% over the quarter ended June 30, 1995, and increased during the six months ended June 30, 1996 by $43,000 or 10% over the six months ended June 30, 1995. The increases are primarily due to amortization and consulting expenses related to certain technologies licensed from third parties in March 1996.

Selling and marketing expenses during the second quarter of 1996 increased by $148,000 or 15% over the quarter ended June 30, 1995, and remained relatively unchanged during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase during the second quarter is due primarily to advertising and sales promotion expenses related to the launch of the Company's new diagnostic products, Assure/(R)//Parvo and ICT GOLD(TM) FeLV, as well as continuing promotional expenses related to the Company's existing products.

General and administrative expenses during the second quarter of 1996 increased by $108,000 or 30% over the quarter ended June 30, 1995, and increased during the six months ended June 30, 1996 by $142,000 or 20% over the six months ended June 30, 1995. The increases are due to the addition of a new Chief Executive Officer in May 1996 and an increase in certain patent-related legal expenses.

The Company's business is seasonal, and is concentrated within the canine heartworm selling season, which falls mainly in the quarters ending March 31 and June 30 of each year. Sales and results from operations in the quarters ending September 30 and December 31 of each year are expected to be less favorable than in the heartworm selling season.

On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of Texas Biotechnology Corporation ("TBC") common stock on the American Stock Exchange at an average selling price of $3.573 per share. As a result of the transactions, the Company recognized a gain of $385,00 during the first quarter of 1996. As a result of the sale of the shares, the Company's ownership of TBC was reduced to approximately 3%. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company recognized a gain of $774,000 during the second quarter of 1996. The net proceeds received from the sales, which totalled $4,727,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $11,309,000 at June 30, 1996, are sufficient to meet its current working capital needs and also the working capital needs associated with the intended acquisition of International Canine Genetics, Inc. ("ICG") (see
Part II, Items 5-6). ICG has had operating losses to date and the Company expects that business's losses to continue through at least 1997.


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

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION:
          ------------------

As of July 23, 1996, the Company entered into a definitive Purchase Agreement calling for the Company to acquire substantially all of the assets of International Canine Genetics, Inc., subject to shareholder approval.

On July 31, 1996, Robert L. Widerkehr retired from his positions as President and Chief Operating Officer of the Company, and resigned from his Director position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------
    (a)   Exhibits
          --------

          11.1 Computation of Earnings Per Share.

          27   Financial Data Schedule (for electronic filing purposes only).

    (b)   Reports on Form 8-K
          -------------------

          The Company filed a Current Report on Form 8-K dated May 14, 1996 announcing it had entered into a non-binding letter of intent to acquire the assets of International Canine Genetics, Inc. and announcing the appointment of Kenneth M. Cohen to the positions of Chief Executive Officer and Director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYNBIOTICS CORPORATION


Date:  August 2, 1996              /s/ Michael K. Green
                                   -----------------------
                                   Michael K. Green
                                   Vice President of Finance and Chief Financial
                                   Officer (signing both as a duly authorized
                                   officer and as principal financial officer)