Form 10QSB
period 1996-09-30
SYNBIOTICS CORP
filed 1996-11-14
CIK 719483

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  __________

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of November 7, 1996, 7,351,925 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]      No [X]

================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statement of Operations - Three and nine months
           ended September 30, 1996 and 1995                                   2

          Condensed Balance Sheet - September 30, 1996 and December 31,
           1995                                                                3

          Condensed Statement of Cash Flows - Nine months ended
           September 30, 1996 and 1995                                         4

          Notes to Condensed Financial Statements                              5

Item 2.   Management's Discussion and Analysis or Plan of Operation            6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                    7

Item 2.   Changes in Securities                                                7

Item 3.   Defaults Upon Senior Securities                                      8

Item 4.   Submission of Matters to a Vote of Security Holders                  8

Item 5.   Other Information                                                    8

Item 6.   Exhibits and Reports on Form 8-K                                     8

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                     ---------------------------      ------------------------------
                                       1996            1995              1996               1995
                                     ----------       ----------       -----------       -----------
Revenues:
 Product sales                       $3,747,000       $2,284,000       $14,598,000       $10,921,000
 License fees and other                  77,000           92,000           307,000           239,000
 Interest                                77,000           17,000           132,000            35,000
                                     ----------       ----------       -----------       -----------
                                      3,901,000        2,393,000        15,037,000        11,195,000
                                     ----------       ----------       -----------       -----------
Cost and expenses:
 Cost of sales                        2,285,000        1,651,000         7,620,000         6,138,000
 Research and development               261,000          274,000           721,000           692,000
 Selling and marketing                  961,000          965,000         3,320,000         3,324,000
 General and administrative             794,000          377,000         1,649,000         1,090,000
                                     ----------       ----------       -----------       -----------
                                      4,301,000        3,267,000        13,310,000        11,244,000
                                     ----------       ----------       -----------       -----------
Income (loss) before gain on sale
 of securities available for sale
  and gain on disposition  of
  investment in affiliated company     (400,000)        (874,000)        1,727,000           (49,000)

Gain on sale of securities
 available for sale                                                      1,159,000
Gain on disposition of investment
 in affiliate                                                                                931,000
                                     ----------       ----------       -----------       -----------
Income (loss) before income taxes      (400,000)        (874,000)        2,886,000           882,000

Provision (benefit) for income
 taxes                                   (5,000)         (20,000)          113,000             2,000
                                     ----------       ----------       -----------       -----------
Net income (loss)                    $ (395,000)      $ (854,000)      $ 2,773,000       $   880,000
                                     ==========       ==========       ===========       ===========
Net income (loss) per share          $     (.07)      $     (.15)      $       .46       $       .15
                                     ==========       ==========       ===========       ===========
Weighted average shares
  outstanding                         6,000,000        5,809,000         6,013,000         5,827,000
                                     ==========       ==========       ===========       ===========

Net income (loss) per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------



                                     SEPTEMBER 30,    DECEMBER 31,
                                         1996            1995
                                     ------------     ------------
                                      (unaudited)       (audited)
ASSETS

Current assets:
 Cash and equivalents                $  1,889,000     $  1,017,000
 Securities available for sale          3,940,000
 Accounts receivable                    2,063,000        1,430,000
 Inventories                            5,097,000        3,439,000
 Other current assets                     767,000          578,000
                                     ------------     ------------
   Total current assets                13,756,000        6,464,000

Property and equipment, net               702,000          879,000
Securities available for sale                            2,533,000
Other assets                            1,658,000        1,582,000
                                     ------------     ------------
                                     $ 16,116,000     $ 11,458,000
                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  expenses                           $  2,127,000     $  1,613,000
 Other current liabilities                659,000          697,000
                                     ------------     ------------
   Total current liabilities            2,786,000        2,310,000
                                     ------------     ------------
Shareholders' equity:
 Common stock, no par value,
  24,800,000 shares authorized,
  6,001,000 and 5,816,000 shares
  issued and outstanding at
  September 30, 1996 and
  December 31, 1995, respectively      29,725,000       29,351,000
 Unrealized holding losses from
  securities available for sale                         (1,035,000)
 Accumulated deficit                  (16,395,000)     (19,168,000)
                                     ------------     ------------
   Total shareholders' equity          13,330,000        9,148,000
                                     ------------     ------------
                                     $ 16,116,000     $ 11,458,000
                                     ============     ============

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1996         1995
                                                        -----------  ----------
Cash flows from operating activities:
 Net income (loss)                                      $ 2,773,000  $  880,000
 Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                           599,000     761,000
    Inventory reserve                                                   243,000
    Gain on sale of securities available for sale        (1,159,000)
    Gain on disposition of investment in affiliate                     (931,000)
    Changes in assets and liabilities:
      Accounts receivable                                  (633,000)    595,000
      Inventories                                        (1,658,000)   (208,000)
      Other assets                                         (192,000)    243,000
      Accounts payable and accrued expenses                 514,000    (494,000)
      Other liabilities                                     (38,000)      2,000
                                                        -----------  ----------
Net cash provided by operating activities                   206,000   1,091,000
                                                        -----------  ----------
Cash flows from investing activities:
 Acquisition of property and equipment                      (96,000)   (125,000)
 Investment in securities available for sale             (3,940,000)
 Proceeds from sale of securities available for sale      4,727,000
                                                        -----------  ----------
Net cash provided by (used for) investing activities        691,000    (125,000)
                                                        -----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net                (25,000)     23,000
                                                        -----------  ----------
Net cash (used for) provided by financing activities        (25,000)     23,000
                                                        -----------  ----------
Net increase in cash and equivalents                        872,000     989,000
Cash and equivalents - beginning of year                  1,017,000     447,000
                                                        -----------  ----------
Cash and equivalents - end of period                    $ 1,889,000  $1,436,000
                                                        ===========  ==========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying balance sheet as of September 30, 1996 and the statements of operations and of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper and U.S. Government Treasury securities.


NOTE 3 - INVENTORIES:

Inventories consist of the following:


                     SEPTEMBER 30,   DECEMBER 31,
                         1996            1995
                     -------------   ------------

Raw materials           $1,764,000     $  665,000
Work in process              4,000        633,000
Finished goods           3,329,000      2,141,000
                        ----------     ----------
                        $5,097,000     $3,439,000
                        ==========     ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the third quarter of 1996 increased by $1,508,000 or 63% over the quarter ended September 30, 1995, and increased for the nine months ended September 30, 1996 by $3,842,000 or 34% over the nine months ended September 30, 1995. The increases are primarily due to an increase in product sales of $1,463,000 or 64% during the third quarter of 1996, and an increase in product sales of $3,667,000 or 34% during the nine months ended September 30, 1996, respectively.

The increase in product sales during the third quarter of 1996 comprises an increase in diagnostic sales of $238,000 or 11% and a $1,226,000 or 161% increase in the sales of vaccines. The increased diagnostic sales are primarily due to increased average selling prices and the introduction of Assure/(R)//Parvo, for the detection of canine parvovirus, and ICT GOLD/TM/ FeLV, the Company's new feline leukemia diagnostic. The increased average selling prices of the Company's existing diagnostic products resulted from a general price increase during the third quarter of 1996, as well as the non-recurrence of promotional pricing which was in effect during the third quarter of 1995. Vaccine sales increased due to sales to private label partners and increased international and domestic shipments of bulk feline leukemia vaccine. The nine months ended September 30, 1996 saw an increase in diagnostic sales of $1,701,000 or 23% and a $1,976,000 or 52% increase in vaccine sales, both explained by the respective factors discussed above, as well as the introduction of the Company's DiroCHEK TF/(R)/ canine heartworm diagnostic product, in January 1996, to regain unit sales and price points eroded in 1995 due to a major competitor's improved microwell canine heartworm product. Also, in 1996 the Company was able to market its ICT GOLD/TM/ HW canine heartworm diagnostic for the full nine months (the product was introduced in March 1995).

The cost of sales as a percentage of product revenue decreased to 61% during the third quarter of 1996 as compared to 72% for the quarter ended September 30, 1995. The improvement is due to the increase in average selling prices discussed above and the non-recurrence of a $243,000 write-off of vaccine inventory during the third quarter of 1995. These factors were partially offset by extra costs in connection with the 1996 transition of vaccine manufacturing from one third party to another and by the increased domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia) during the third quarter of 1996. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 57% and 66% during the quarters ended September 30, 1996 and 1995, respectively, if the zero margin bulk sales and inventory write-off were not taken into consideration. The cost of sales as a percentage of product revenue decreased to 52% for the nine months ended September 30, 1996 as compared to 56% for the nine months ended September 30, 1995. The improvement is primarily due to factors similar to those discussed in the quarterly comparison.

Research and development expenses and selling and marketing expenses fluctuated insignificantly during the third quarter of 1996 and during the nine months ended September 30, 1996. Each declined, during the 1996 periods, as a percentage of sales.

General and administrative expenses during the third quarter of 1996 increased by $417,000 or 111% over the quarter ended September 30, 1995, and increased during the nine months ended September 30, 1996 by $559,000 or 51% over the nine months ended September 30, 1995. The increases are due to the retirement of the Company's President on July 31, 1996, the addition of a new Chief Executive Officer in May 1996 and an increase in certain patent-related legal expenses.

The Company's business is seasonal, and is concentrated within the canine heartworm selling season, which falls mainly in the quarters ending March 31 and June 30 of each year. Sales and results from operations in the quarters ending September 30 and December 31 of each year are expected to be less favorable than in the heartworm selling season.

In October 1996, the Company was notified by two of its important distributors that they had terminated their distribution agreements with the Company. While the Company believes that its remaining distributors will be able to absorb the business of these two distributors, it is not known how long such absorption will take. As a result, the loss of these two distributors may have a significant impact on the Company's fourth quarter 1996 sales.

On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of Texas Biotechnology Corporation ("TBC") common stock on the American Stock Exchange at an average selling price of $3.573 per share. As a result of the transactions, the Company recognized a gain of $385,00 during the first quarter of 1996. As a result of the sale of the shares, the Company's ownership of TBC was reduced to approximately 3%. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company recognized a gain of $774,000 during the second quarter of 1996. The net proceeds received from the sales, which totalled $4,727,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions. On June 30, 1995, the Company received 573,000 shares of TBC common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of ImmunoPharmaceutics, Inc. ("IPI") by TBC in July 1994. The Company had been a major shareholder of IPI, and in 1994 had recognized a $2,036,000 gain on the transaction for financial reporting purposes. In the second quarter of 1995, the Company recognized an additional gain for financial reporting purposes in the amount of $931,000.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $10,970,000 at September 30, 1996, are sufficient to meet its current working capital needs and also the working capital needs associated with the acquisition of International Canine Genetics, Inc. ("ICG") (see Part II,
Item 5). ICG has had operating losses to date and the Company expects that business's losses to continue through at least 1997. Included in working capital at September 30, 1996 is inventory in the amount of $5,097,000 as compared to $3,439,000 at December 31, 1995. The increase is due to the building of inventory in order to meet anticipated demand for the upcoming canine heartworm season, as well as inventory for the Company's OTC biological products which did not exist at December 31, 1995.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.


ITEM 5.   OTHER INFORMATION
          -----------------

On October 25, 1996 the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG") pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996. The consideration paid to ICG was $1.00 plus 1,113,205 shares of Synbiotics Common Stock valued at $4,689,000 (based upon the average closing price of Synbiotics' Common Stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The Company also assumed approximately $238,000 of outstanding ICG liabilities which were due and payable as of the closing date. In addition, all of ICG's outstanding warrants and stock options were made exercisable for an adjusted number of shares of Synbiotics Common Stock. Prior to the acquisition, S.R. One, Limited, ICG's largest shareholder, purchased 237,389 shares of newly issued Synbiotics Common Stock for $1,000,000 (based upon the average closing price of Synbiotics' Common Stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share).

ICG, based in Malvern, PA, is a publicly held company which, until the acquisition, manufactured and marketed canine reproduction diagnostic products and services, PennHIP(R) (a diagnostic test for canine hip dysplasia), nutritional supplements and a line of coat and skin care products to breeders and owners of purebred dogs and their veterinarians. Recently, ICG began marketing the first at-home diagnostic ovulation test for dogs in the U.S. and announced a sponsored research agreement with New York University, New Jersey Medical School and Cornell University for the co-development of a diagnostic product for early canine pregnancy detection.

All of the assets acquired by Synbiotics were used and will continue to be used to operate the activities described above.

Paul A. Rosinack, ICG's former President and CEO, became Vice President and General Manager, Animal Health of Synbiotics. On October 24, 1996, Brenda D. Gavin, D.V.M., a Vice President of S.R. One, Limited, was elected a Director of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits
          --------
            2.2     Purchase Agreement dated July 23, 1996 by and among the
                    Registrant, International Canine Genetics, Inc. and S.R.
                    One, Limited/(2)/.

            2.3 Amendment to Purchase Agreement dated September 7, 1996 by and among the Registrant, International Canine Genetics,
                    Inc. and S.R. One, Limited/(3)/.


        10.36.2     Amendment to FeLV Distribution Agreement between the
                    Registrant and Bio-Trends International, Inc., dated as of August 22, 1996/(1)/.

        10.38.1 Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated April 11, 1996/(1)/.

        10.38.2     Second Addendum to Distribution Agreement between the
                    Registrant and Rhone-Merieux, dated August 27, 1996.

        10.41.1     Addendum to Agreement between the Registrant and Rhone
                    Merieux, Inc., dated August 22, 1996/(1)/.

        11.1        Computation of Earnings (Loss) Per Share.

        27 Financial Data Schedule (for electronic filing purposes only).

-----------------------------

(1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(2) Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 333-10343, dated September 16, 1996.

(3) Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 333-10343, dated September 16, 1996.


     (b)   Reports on Form 8-K
           -------------------

           None.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYNBIOTICS CORPORATION


Date:  November 13, 1996          /s/ MICHAEL K. GREEN
                                  -----------------------------
                                  Michael K. Green
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (signing both as a duly authorized officer
                                  and as principal financial officer)

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.


                                   EXHIBITS

                                      TO

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------
   2.2       Purchase Agreement dated July 23, 1996 by and among the Registrant,
             International Canine Genetics, Inc. and S.R. One, Limited/(2)/.

   2.3 Amendment to Purchase Agreement dated September 7, 1996 by and among the Registrant, International Canine Genetics, Inc. and S.R.
             One, Limited/(3)/.

  10.36.2    Amendment to FeLV Distribution Agreement between the Registrant and
             Bio-Trends International, Inc., dated as of August 22, 1996/(1)/.

  10.38.1    Addendum to Distribution Agreement between the Registrant and
             Rhone-Merieux, dated April 11, 1996/(1)/.

  10.38.2 Second Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated August 27, 1996.

  10.41.1    Addendum to Agreement between the Registrant and Rhone Merieux,
             Inc., dated August 22, 1996/(1)/.

  11.1       Computation of Earnings (Loss) Per Share.

  27         Financial Data Schedule (for electronic filing purposes only).

---------------------------

(1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(2) Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 333-10343, dated September 16, 1996.

(3) Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 333-10343, dated September 16, 1996.