Form 10KSB
period 1996-12-31
SYNBIOTICS CORP
filed 1997-03-31
CIK 719483

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ending December 31, 1996 were $17,831,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $22,523,000 based on the closing sale price as reported by the Nasdaq National Market.

As of February 28, 1997, 7,392,073 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]
===============================================================================

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

GENERAL

Synbiotics Corporation (the "Company") is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. The Company also markets a line of vaccine products. Synbiotics was founded in 1982 to research and develop monoclonal antibody-based diagnostic and therapeutic products. In the early years, the Company, like most biotechnology firms, was focused on developing therapeutics for human diseases. The high cost of human drug development, coupled with the lengthy FDA approval process, motivated Synbiotics to begin commercializing its technology through the less restrictive animal health care market. Synbiotics is one of a small number of companies that focuses exclusively on animal health and is the second largest provider of diagnostic products to the animal health market.

On October 25, 1996 the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG") pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996. The operations acquired from ICG consist of the manufacturing and marketing of canine reproduction diagnostic products and services, PennHIP(R) (a diagnostic test for canine hip dysplasia), nutritional supplements and a line of coat and skin care products to breeders and owners of purebred dogs and their veterinarians.

Synbiotics is blending its research and development, acquisitions, and licensing agreements with its distribution through established global channels. The Company's product portfolio consists of twenty-five diagnostic test kits and detection devices, one veterinary immunotherapeutic product, and ten vaccines. Many of its products hold strong positions in their specific markets.

BUSINESS STRATEGY

Synbiotics' objective is to achieve superior growth as a developer, manufacturer, and marketer of diagnostic and related products for the care of animals. In order to accomplish this objective, the Company's strategies are to:
(1) introduce new products that it either creates, acquires, or licenses from pharmaceutical companies and universities; (2) expand its distribution network through new alliances and agreements; and (3) enhance its marketing performance by cross selling products into the same distribution channels.

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

Synbiotics Products Marketed as of December 31, 1996:
-----------------------------------------------------

DIAGNOSTICS:
-----------
ASSURE/(R)//CH                    Heartworm antigen test kit (canine and feline)
ASSURE/(R)//FeLV                  Feline leukemia virus antigen test kit
ASSURE/(R)//Parvo                 Canine parvovirus antigen test kit
CRF/(R)/                          Canine rheumatoid factor test kit
DiroCHEK/(R)/                     Heartworm antigen test kit (canine and feline)
D-TEC/(R)/ CB                     Canine brucellosis antibody test kit
FUNGASSAY/(R)/                    Dermatophyte test medium
ICT GOLD/(TM)/ FeLV               Feline leukemia virus antigen test kit
ICT GOLD/(TM)/ HW                 Canine heartworm antigen test kit
LAB-EZ/(TM)//EIA                  Equine infectious anemia test kit
LEUKASSAY/(R)/ B                  Bovine leukemia virus antigen test kit
LymeCHEK/(TM)/                    Canine borrelia burgdorferi antibody test kit
ICG optimate/(TM)/                Canine ovulation confirmation test kit
ICG Status-LH/(TM)/               Canine ovulation timing (luteinizing hormone) test kit
ICG Status-Pro/(TM)/              Canine ovulation timing (progesterone) test kit
ICG Target/(TM)/                  Canine ovulation timing (progesterone) test kit
OVASSAY/(R)/ Plus                 Fecal diagnostic system
PennHIP/(R)/                      Radiographic early screening for canine hip dysplasia
ProgestASSAY/(R)/                 Progesterone test kit (bovine, canine and equine)
TUBERCULIN/(TM)/ OT               Mammalian intradermic skin test
TUBERCULIN/(TM)/ PPD              Bovine intradermic skin test
UNI-TEC/(R)/ CHW                  Heartworm antibody test kit (canine and feline)
UNI-TEC/(R)/ FeLV                 Feline leukemia virus antigen test kit
ViraCHEK/(R)//FeLV                Feline leukemia virus antigen test kit
ViraCHEK/(R)//FIV                 Feline immunodeficiency virus antigen test kit (not marketed in the United States)

BIOLOGICALS:
-----------
CL/MAb 231                        Canine lymphoma monoclonal antibody 231 therapeutic
VacSYN/(TM)//FeLV                 Feline leukemia virus (killed) vaccine
PANACINE/(R)/ RC                  Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV) vaccine
PANACINE/(R)/-5                   Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (MLV), chlamydia (MLV), leukemia (killed) vaccine
PANAVAC/(R)/ RC                   Feline rhinotracheitis (MLV), calicivirus (MLV), panleukopenia (killed) vaccine
SENTRYRAB-1/(TM)/                 Rabies (killed) vaccine (canine and feline)
SENTRYPAR/(R)/                    Canine parvovirus (MLV) vaccine
SENTRYPAR/(R)/ DHP                Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                  (MLV) vaccine
SENTRYPAR/(R)/ DHP/L              Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), parvovirus
                                  (MLV), lepto (killed)  vaccine
SENTRYVAC/(TM)/ DHP               Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV) vaccine
SENTRYVAC/(TM)/ DHP/L             Canine distemper (MLV), hepatitis (MLV), parainfluenza (MLV), lepto (killed)
                                  vaccine

Synbiotics' most commercially successful products are its canine heartworm diagnostics (representing 39% of 1996 sales). The Company estimates that it has approximately a 25%-27% share of the estimated $25 million U.S. heartworm diagnostics market. Sales in this segment are strongest during the December to April time period when distributors purchase merchandise to sell to veterinarians for the heartworm season.

MARKETING

Synbiotics sells its products in the United States and, to a limited extent, in Europe and Latin America. In the United States, the Company markets its line through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. In addition, Synbiotics sells products to distributors, on a private label basis, for resale to the over-the-counter market and through catalogs. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Synbiotics sells its products outside the United States through distributors and on an OEM basis. The Company maintains a small marketing and sales force, and this internal staff services the sales network by training distributor representatives, responding to technical inquiries, advertising and promoting products through direct mail, telemarketing, and journal advertisements, and providing other marketing support functions. However, this strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1996, sales to two distributors totalled 37% of the Company's gross revenues.

In January 1996, the Company signed an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. This arrangement is not expected to generate significant revenues until 1998 at the earliest.

MANUFACTURING

Synbiotics manufactures most of its products at its own facilities. However, Synbiotics relies on outside manufacturers for its ICT Gold(TM) diagnostic tests and for all of its vaccine products. The ICT Gold(TM) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers.

PATENTS AND TRADE SECRETS

The Company believes that its proprietary technology is an important competitive factor in its business, and that protection of its intellectual property rights is a high priority. Despite the existence of patent litigation in the monoclonal antibody industry, not involving the Company, the Company believes that the basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. The complex biological and chemical process, however, is subject to numerous improvements, variations and applications of hybridoma technology which may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, the Company generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. The Company also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents and trademarks where obtainable. At present, the Company has been granted eleven U.S. patents.

GOVERNMENT REGULATION

Most diagnostic test kits for animal health applications require approval by the United States Department of Agriculture ("USDA"). Synbiotics' semen freezing products, diagnostic ovulation timing products and pregnancy testing services for dogs fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA. The Company is also subject to additional regulation in connection with its pet food products.

The Company's manufacturing facility is licensed by the USDA. The Company adheres to Good Manufacturing Practices ("GMP") standards.

In addition to the foregoing, the Company's operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to the Company's business. The Company has no reason to believe that any such future legislation and/or rules would be materially adverse to its business.

COMPETITION

The Company believes that it is the second-leading competitor in the dog and cat veterinary diagnostic market. Most of the Company's competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal player in the industry is IDEXX Laboratories, Inc., a $250 million publicly traded company that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

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

RESEARCH AND DEVELOPMENT

The Company spent approximately $994,000 and $906,000 on research and development activities during the years ended December 31, 1996 and 1995, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

EMPLOYEES

As of December 31, 1996, the Company had a total of 69 employees, all of whom were full-time.

RAW MATERIALS

The manufacturing of diagnostics, therapeutics and vaccines requires raw materials which are, and have been, readily available from several sources.

OTHER

The Company also founded two biotechnology companies, UniSyn Technologies, Inc. (of which the Company is now a less than 5% shareholder) and ImmunoPharmaceutics, Inc. (in which the Company no longer holds any shares).

ImmunoPharmaceutics, Inc. ("IPI") engaged in human drug discovery utilizing proprietary rational drug design technology. On July 25, 1994, IPI, of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. During 1996, the Company sold all of its investment in TBC for net proceeds totalling $4,727,000 and recognized a gain of $1,159,000.

ITEM 2.   PROPERTIES
          ----------

The Company leases two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house the Company's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. Management believes that the square footage is adequate for the Company's current level of operations. The Company also leases a Malvern, Pennsylvania facility for operations formerly conducted by ICG (expected to be transitioned to San Diego in 1997) and a telemarketing facility in Kansas City, Missouri.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not currently involved in any litigation.

Barnes-Jewish Hospital of St. Louis (the "Hospital") is the owner of a patent which it believes covers the Company's canine heartworm diagnostic products.
The Company is also the owner of several patents which cover its canine diagnostic products. The Hospital has notified the Company that it believes the Company's canine heartworm diagnostic products infringe the Hospital's patent, and has offered to license its patent to the Company. The Company believes that it does not infringe the Hospital's patent.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

The Annual Meeting of Shareholders was held on October 24, 1996. The following matters were submitted to a vote, with the results indicated below:

  (a)   Election of directors:

                                                                  Broker
            Nominee             For     Against Abstain Withheld  Non-votes
            -------             ---     ------- ------- --------  ---------

        Kenneth M. Cohen      5,086,480   n/a     n/a    33,462      0
        James C. DeCesare     5,088,480   n/a     n/a    31,462      0
        Brenda D. Gavin, DVM  5,082,180   n/a     n/a    37,762      0
        M. Blake Ingle, Ph.D. 5,088,480   n/a     n/a    31,462      0
        Donald E. Phillips    5,084,880   n/a     n/a    35,062      0

     (b) Approval of the principal terms of the acquisition of substantially all of the assets of International Canine Genetics, Inc.:

          For:  3,906,723  Against:  68,162  Abstain:  10,630

     (c) Approval of the amendment to Article Fourth of the Restated Articles of Incorporation:

          For: 5,047,302  Against: 42,495  Abstain: 30,145  Broker Non-votes: 0


                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The Company's common stock is quoted in the Nasdaq National Market under the symbol SBIO. Price ranges reported are the high and low trade price information as reported by the Nasdaq National Market. No cash dividends have ever been paid, and the Company does not currently anticipate paying cash dividends in the foreseeable future. As of February 28, 1997, there were approximately 467 shareholders of record of the Company's common stock.


                 Year        Quarter        High    Low
                 ----        -------        ----    ---
                 1995      First Quarter    $3.13   $1.50
                           Second Quarter   $3.25   $2.38
                           Third Quarter    $5.25   $2.50
                           Fourth Quarter   $4.13   $1.88

                 1996      First Quarter    $3.13   $2.25
                           Second Quarter   $5.50   $2.38
                           Third Quarter    $4.63   $3.50
                           Fourth Quarter   $4.50   $3.00

On March 6, 1996, the Company issued 153,846 shares of newly issued unregistered Synbitoics common stock to Engene Biotechnologies, Inc. in exchange for research and development services in the aggregate amount of $400,000. There were no underwriting discounts or commissions associated with this transaction.

On October 25, 1996, the Company sold to S.R. One, Limited, ICG's largest shareholder, 237,000 shares of newly issued Synbiotics common stock for $1,000,000. There were no underwriting discounts or commissions associated with this transaction.

The shares of common stock issued in conjunction with both of these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

The information contained in this Management's Discussion and Analysis or Plan of Operation contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. The following risk factors should be considered in evaluating the Company's future financial performance:

Competition
-----------

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Mallinckrodt Veterinary and Idexx Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. Idexx Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable in 1996, the Company has had a history of losses. Synbiotics has incurred an accumulated deficit of $9,890,000 at December 31, 1996, even after the release in 1996 of a $7,158,000 valuation allowance relate to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.


No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the acquisition of ICG or any other future acquisitions (the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, potentially dilutive issuances of equity and/or debt securities, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisition will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold(TM) diagnostic kits and its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICI Gold(TM) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are, unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

If Synbiotics should encounter delays or difficulties in its relationships with manufacturers, the resulting problems could have a material adverse effect on Synbiotics.

Sales and Marketing
-------------------

The Company's product distribution strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1996, sales to two distributors totalled 37% of the Company's gross revenues. There can be no assurance that Synbiotics will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance of its products. To the extent

Synbiotics enters into distributor arrangements, any revenues received by Synbiotics will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. IDEXX Laboratories' requirement that its distributors not carry the products of competitors such as Synbiotics has induced certain distributors to stop doing business with Synbiotics in order to carry Idexx products instead. In addition, Synbiotics' sales of products, on a private-label basis, toward the over-the-counter market may cause an adverse reaction among Synbiotics' regular distributor and veterinarian customers.

Attraction of Key Employees
---------------------------

The success of Synbiotics is highly dependent, in part, on its ability to retain highly qualified personnel, including senior management and scientific personnel. Competition for such personnel is intense and the inability to retain additional key employees or the loss of one or more current key employees could adversely affect Synbiotics. Although Synbiotics has been successful in retaining required personnel to date, there can be no assurance that Synbiotics will be successful in the future.

Reliance on New and Recent Products
-----------------------------------

Synbiotics relies on new and recently developed products. There can be no assurance that Synbiotics will obtain and maintain market acceptance of its products. With respect to future products, there can be no assurance that such products will meet applicable regulatory standards,be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

There can be no assurance that new products can be manufactured at a cost or in quantities necessary to make them commercially viable. If Synbiotics were unable to produce internally, or to contract for, a sufficient supply of its new products on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the introduction of new products would be delayed, which could have a material adverse effect on Synbiotics.

Future Capital Needs; Uncertainty of Additional Funding
-------------------------------------------------------

The development and commercialization of Synbiotics' products requires substantial funds. Synbiotics' future capital requirements will depend on many factors, including cash flow from operations, the need to finance further acquisitions, if any, continued scientific progress in its products and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. Synbiotics anticipates that its existing, available cash, cash equivalents and short-term investments will be adequate to satisfy its capital requirements and fund operations at least through 1997, although any large acquisition might require additional capital resources. There can be no assurance that additional financing, if required, will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. If adequate funds are not available, Synbiotics may be required to delay, scale back or eliminate one or more of its research and development programs or seek to obtain funds through arrangements with collaborative partners or others even if the arrangements would require Synbiotics to relinquish certain rights to certain of its technologies, product candidates or products that Synbiotics would not otherwise relinquish.

Seasonality
-----------

Synbiotics has experienced some seasonality in its business, with sales highest in December to April, the time period in which distributors purchase canine heartworm diagnostic products to sell to veterinarians for the heartworm season. There can be no assurance that such seasonality will not have a material adverse impact on Synbiotics' operations.

Patents and Proprietary Technology
----------------------------------

Synbiotics generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. Synbiotics also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents and trademarks where obtainable. At present, Synbiotics has been granted eleven U.S. patents.

There can be no assurance that Synbiotics will be issued any additional patents or that, if any patents are issued, they will provide Synbiotics with significant protection or will not be challenged. Even if such patents are enforceable, Synbiotics anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect Synbiotics' proprietary rights in its products to the same extent as do the laws of the United States.

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents, would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. A patentholder has asserted that the Company's key canine heartworm diagnostic tests infringe its patent.

There can be no assurance that such patentholder or other third parties will not assert infringement claims against Synbiotics in the future or that any such assertions will not result in costly litigation or require Synbiotics to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Synbiotics, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block Synbiotics' ability to further develop, or commercialize, its products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on Synbiotics. Finally, litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by Synbiotics.

Government Regulation
---------------------

Synbiotics' business is subject to substantial regulation by the United States government. See "Business--Government Regulation". In addition, Synbiotics' operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to Synbiotics' business. There can be no assurance that Synbiotics will be found in compliance with any of the various regulations to which it is subject.

For marketing outside the United States, Synbiotics will be subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country and there can be no assurance that Synbiotics will meet and sustain any such requirements.

Product Liability and Insurance
-------------------------------

The design, development and manufacture of Synbiotics' products involve an inherent risk of product liability claims and associated adverse publicity. Synbiotics has obtained liability insurance for potential product liability associated with the commercial sale of its products. There can be no assurance, however, that Synbiotics will be able to obtain or maintain such insurance. Although Synbiotics currently maintains general liability insurance, there can be no assurance that the coverage limits of Synbiotics' insurance policies will be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against Synbiotics in excess of Synbiotics' insurance coverage would have a material adverse effect upon Synbiotics.

Hazardous Materials
-------------------

Synbiotics' research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although Synbiotics believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Synbiotics could be held liable for any damages that result and any such liability could exceed the resources of Synbiotics. Synbiotics may incur substantial costs to comply with environmental regulations.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

Total revenue for the year ended December 31, 1996 increased $3,713,000 or 26% over the year ended December 31, 1995. The increase comprises a $3,541,000 or 26% increase in product sales and an increase in interest, license fees and other revenue of $172,000 or 39%.

The increase in product sales was due to an increase in diagnostic sales of $1,772,000 or 20%, a $1,648,000 or 33% increase in the sales of vaccines and $121,000 of PennHIP/(R)/ and semen storage related revenues. The increased diagnostic sales are primarily due to increased average selling prices, the introduction of the Company's DiroCHEK TF/(R)/ canine heartworm diagnostic product, Assure/(R)//Parvo, a canine parvovirus diagnostic product, and ICT GOLD(TM) FeLV, the Company's new feline leukemia diagnostic, and canine breeding diagnostic products acquired from International Canine Genetics, Inc. ("ICG"). The increased average selling prices of the Company's existing diagnostic products resulted from a general price increase during the third quarter of 1996, as well as the non-recurrence of promotional pricing which was in effect during the third quarter of 1995. Also, in 1996 the Company was able to market its ICT GOLD(TM) HW canine heartworm diagnostic for the full year (the product was introduced in March 1995). The PennHIP/(R)/ and semen storage revenues were due to the acquisition of ICG's operations in October 1996. Vaccine sales increased due to sales to private label partners and increased shipments of bulk feline leukemia vaccine, offset by a decrease in average selling prices related to certain potentially short-dated vaccines.

The increase in interest, license fees and other revenue is due to an increase in interest revenue of $158,000 or 343% over 1995 due to an increased level of invested cash resulting from the sale of the Company's investment in Texas Biotechnology Corporation. The total proceeds received from the sale were $4,727,000. In addition, license fees and other revenues increased $14,000 or 4% over 1995 due primarily to a $75,000 license fee received in conjunction with the Daiichi distribution agreement, offset by a $66,000 decrease in royalty income from Rhone Merieux.

On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of Texas Biotechnology Corporation ("TBC") common stock on the American Stock Exchange at an average selling price of $3.573 per share. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company recognized a gain of $1,159,000 during 1996. The net proceeds received from the sales, which totalled $4,727,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions. On June 30, 1995, the Company received 573,000 shares of TBC common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of ImmunoPharmaceutics, Inc. ("IPI") by TBC in July 1994 and recognized a gain for financial reporting purposes in the amount of $931,000. The Company may receive additional shares of TBC common stock based upon the outcome of certain contingencies. The Company will recognize additional income when, and if, these contingencies are deemed to have been satisfied.

The cost of sales as a percentage of product revenue decreased to 56% during the year ended December 31, 1996 as compared to 59% for the year ended December 31, 1995. The improvement is due primarily to the increase in average selling prices discussed above and the non-recurrence of a $243,000 write-off of vaccine inventory during 1995. These factors were partially offset by extra costs in connection with the 1996 transition of vaccine manufacturing from one third party to another and by an increase in inventory reserves related to potentially short-dated products. In addition, the cost of products as a percentage of product revenue is impacted by domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia). The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 52% and 53% during the years ended December 31, 1996 and 1995, respectively, if the zero margin bulk sales were not taken into consideration.

Research and development expenses increased $88,000 or 10% over 1995 due to increased license amortization and consulting expenses resulting from a licensing and research development agreement which was entered into in January 1996. Research and development expenses as a percentage of revenue were 6% in 1996 and 1995.

General and administrative expenses increased $573,000 or 39% over 1995. The increases are due to a $335,000 compensation package related to the retirement of the Company's President on July 31, 1996, the hiring of a new Chief Executive Officer in May 1996 and an increase in certain patent-related legal expenses and the amortization of intangibles purchased from ICG. General and administrative expenses as a percentage of revenue were 12% in 1996 as compared to 11% in 1995.

The Company recognized a benefit from income taxes during 1996 in the amount of $7,094,000. The benefit is due to the release of the Company's deferred tax asset valuation allowance. At December 31, 1995, the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. During 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize a portion of those assets in future periods due to improvements in the Company's operating results.

Year Ended December 31,1995 Compared to Year Ended December 31, 1994
--------------------------------------------------------------------

Total revenue for the year ended December 31, 1995 increased $2,011,000 or 17% over the year ended December 31, 1994. The increase comprises a $1,958,000 or 17% increase in product sales and an increase in interest, license fees and other revenue of $53,000 or 14%.

The increase in product sales was due primarily to ICT GOLD(TM) HW, the Company's new canine heartworm diagnostic, which was introduced in March 1995 and generated $2,355,000 of sales during 1995 despite not becoming available until midway into the 1995 heartworm selling season. These sales were partly offset by declines in the Company's other canine heartworm diagnostic products, which were caused (for microwell tests) by competition from a major competitor's improved product and (for stat tests) by customer shifts to ICT GOLD(TM) HW. The Company has developed an improved DiroCHEK(R) canine heartworm diagnostic, with greater ease-of-use to match the competitor's microwell product modification. Intending to regain unit sales and price points in this important product line, the Company introduced its improved microwell product (called DiroCHEK(R) TF) in January 1996.

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

The cost of sales percentage was also negatively impacted by the increased domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. during 1995. The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 53% and 51% during the years ended December 31, 1995 and 1994, respectively, if the zero margin bulk sales were not taken into consideration. Finally, the 1995 cost of sales percentage also increased as a result of reduced average selling prices due to increased competition (as to DiroCHEK(R)) and promotional programs accounted for as reductions in revenue; the cost of sales percentage suffers when more units of product must be manufactured and sold to achieve the same revenue. All of these factors outweighed the economies of scale associated with the Company's increased 1995 product revenues. In fact, revenues from products manufactured at the Company's facilities actually decreased slightly in 1995.

Research and development expenses decreased $185,000 or 17% from the year ended December 31, 1994. The decrease is due primarily to a decrease in contracted research and development resulting from the completion of the development of the Company's ICT GOLD(TM) HW canine heartworm diagnostic test which was introduced in March 1995. This factor was partly offset by additional research programs with outside research and development contractors. In 1996 the Company intends to introduce several interesting new products, including DiroCHEK(R) TF.

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

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash used by operations during the year ended December 31, 1996 was $625,000 as compared to cash provided by operations during the year ended December 31, 1995 of $229,000. The decrease in cash is related to the increase in inventory at December 31, 1996 in anticipation of the 1997 heartworm selling season (and as an accommodation to a third-party manufacturer) and costs associated with the operations acquired from ICG.

Management believes that (assuming no major acquisition, which would require substantial amounts of capital, is made) the Company's present capital resources, which included working capital of $12,005,000 at December 31, 1996, are sufficient to meet its working capital needs through 1997.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as veterinarians prepare for the heartworm season.

Capital Expenditures
--------------------

Capital expenditures for the years ended December 31, 1996 and 1995 were not significant. The Company has no material commitments for capital expenditures in 1997.

Other
-----

On February 3, 1997, the Company announced that it had entered into a non-binding letter of intent to acquire the world-wide veterinary diagnostics business unit, including the research and development, production and marketing personnel, of Rhone-Merieux ("RM"), a wholly-owned subsidiary of the Rhone Poulenc Group. In addition, Synbiotics and RM intend to enter at the time of the closing, (which is scheduled for the second quarter of 1997), into collaborative agreements whereby RM would provide technology and/or reagents needed by Synbiotics to continue the RM veterinary diagnostics business without interruption, and Synbiotics would have a right of first refusal to license RM technology in the field of veterinary diagnostics.

RM, based in Lyon, France, is the fourth largest animal health group in the world. RM develops, produces and markets vaccines and innovative medication for the prevention and treatment of animal diseases. In 1996, RM's consolidated revenue was approximately $900,000,000. RM's veterinary diagnostic business unit approximated $12,000,000 in revenue during 1996.

Negotiations relating to the transaction are ongoing, and the Company is engaged in a private offering of debt securities to seek to obtain the necessary financing. There can be no assurance that the Company will enter into a definitive agreement or that the Company will be able to obtain the necessary financing.

There can be no assurance that the anticipated benefits of the acquisition will be realized. The acquisition will involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the RM veterinary diagnostic unit ("RMD"), potentially dilutive issuances of equity and/or debt securities, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of RMD, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisition will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of RMD and Synbiotics.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                            15

Balance Sheet as of December 31, 1996 and 1995                               16

Statement of Operations for the years ended December 31, 1996
  and 1995 and the nine months ended December 31, 1994                       17

Statement of Cash Flows for the years ended December 31, 1996
  and 1995 and the nine months ended December 31, 1994                       18

Statement of Shareholders' Equity for the years ended December 31, 1996
  and 1995 and the nine months ended December 31, 1994                       19

Notes to Financial Statements                                                20


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of Synbiotics Corporation


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

San Diego, California
February 21, 1997

SYNBIOTICS CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------



                                                                                  December 31,
                                                                          ---------------------------
                                                                              1996           1995
                                                                          -----------    ------------
ASSETS

Current assets:
 Cash and equivalents                                                     $ 3,050,000    $  1,017,000
 Accounts receivable (net of allowance for doubtful accounts
   of $86,000 and $51,000 at December 31, 1996 and 1995)                    1,363,000       1,430,000
 Inventories                                                                5,213,000       3,439,000
 Securities available for sale                                              2,872,000
 Deferred taxes                                                             1,045,000
 Other current assets                                                       1,353,000         578,000
                                                                          -----------    ------------

   Total current assets                                                    14,896,000       6,464,000

Property and equipment, net                                                   656,000         879,000
Goodwill                                                                    5,347,000
Deferred taxes                                                              6,113,000
Securities available for sale                                                               2,533,000
Other assets                                                                1,555,000       1,582,000
                                                                          -----------    ------------

                                                                          $28,567,000    $ 11,458,000
                                                                          ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                    $ 2,241,000    $  1,613,000
 Other current liabilities                                                    650,000         697,000
                                                                          -----------    ------------

   Total current liabilities                                                2,891,000       2,310,000
                                                                          -----------    ------------

Commitments (Note 9)

Shareholders' equity:
 Common stock, no par value, 24,800,000 shares authorized, 7,392,000 and 5,816,000 shares issued and outstanding at December 31, 1996
   and 1995                                                                35,566,000      29,351,000
 Unrealized holding losses from securities available for sale                              (1,035,000)
 Accumulated deficit                                                       (9,890,000)    (19,168,000)
                                                                          -----------    ------------

   Total shareholders' equity                                              25,676,000       9,148,000
                                                                          -----------    ------------

                                                                          $28,567,000    $ 11,458,000
                                                                          ===========    ============

                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION

STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                    Nine Months
                                                       Year Ended December 31,         Ended
                                                     --------------------------    December 31,
                                                         1996           1995           1994
                                                     -----------    -----------    ------------
Revenues:
 Products                                            $17,217,000    $13,676,000     $ 6,233,000
 License fees and other                                  410,000        396,000         234,000
 Interest                                                204,000         46,000          75,000
                                                     -----------    -----------     -----------

                                                      17,831,000     14,118,000       6,542,000
                                                     -----------    -----------     -----------

Cost and expenses:
 Cost of products                                      9,572,000      8,009,000       3,835,000
 Research and development                                994,000        906,000         833,000
 Selling and marketing                                 4,183,000      4,147,000       3,338,000
 General and administrative                            2,057,000      1,486,000       1,630,000
                                                     -----------    -----------     -----------

                                                      16,806,000     14,548,000       9,636,000
                                                     -----------    -----------     -----------

Income (loss) before gain on sale of securities
 available for sale and gain on disposition of
 investment in affiliate                               1,025,000       (430,000)     (3,094,000)

Gain on sale of securities available for sale          1,159,000
Gain on disposition of investment in affiliate                          931,000       2,036,000
                                                     -----------    -----------     -----------

Income (loss) before benefit for income taxes          2,184,000        501,000      (1,058,000)

Benefit from income taxes                             (7,094,000)
                                                     -----------    -----------     -----------

Net income (loss)                                    $ 9,278,000    $   501,000     $(1,058,000)
                                                     ===========    ===========     ===========

Net income (loss) per share                          $      1.47    $       .09     $      (.18)
                                                     ===========    ===========     ===========

Weighted average shares outstanding                    6,308,000      5,832,000       5,803,000
                                                     ===========    ===========     ===========


                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                          Nine Months
                                                               Year Ended December 31,       Ended
                                                             --------------------------   December 31,
                                                                 1996          1995           1994
                                                             -----------    ----------     -----------
Cash flows from operating activities:
 Net income (loss)                                           $ 9,278,000    $  501,000     $(1,058,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                843,000     1,028,000         677,000
    Gain on sale of securities available for sale             (1,159,000)
    Gain on disposition of investment in affiliate                            (931,000)     (2,036,000)
    Changes in assets and liabilities:
      Accounts receivable                                        166,000        14,000       1,691,000
      Inventories                                             (1,657,000)     (676,000)       (615,000)
      Deferred taxes                                          (7,158,000)
      Receivables from affiliates                                                               88,000
      Other assets                                              (764,000)      334,000        (472,000)
      Accounts payable and accrued expenses                     (127,000)      (43,000)       (379,000)
      Other liabilities                                          (47,000)        2,000          (8,000)
                                                             -----------    ----------     -----------

Net cash (used for) provided by operating activities            (625,000)      229,000      (2,112,000)
                                                             -----------    ----------     -----------

Cash flows from investing activities:
 Acquisition of property and equipment                          (121,000)     (189,000)       (424,000)
 Investment in securities available for sale                  (2,872,000)      502,000        (502,000)
 Proceeds from sale of securities available for sale           4,727,000
 Loans to affiliate                                                                           (150,000)
                                                             -----------    ----------     -----------

Net cash provided by (used for) investing activities           1,734,000       313,000      (1,076,000)
                                                             -----------    ----------     -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                     924,000        28,000
                                                             -----------    ----------     -----------

Net cash provided by financing activities                        924,000        28,000
                                                             -----------    ----------     -----------

Net increase (decrease) in cash                                2,033,000       570,000      (3,188,000)

Cash and equivalents - beginning                               1,017,000       447,000       3,635,000
                                                             -----------    ----------     -----------

Cash and equivalents - ending                                $ 3,050,000    $1,017,000     $   447,000
                                                             ===========    ==========     ===========

                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                      UNREALIZED
                                                                       HOLDING
                                                                      LOSSES FROM
                                                COMMON STOCK          SECURITIES
                                           -----------------------     AVAILABLE     ACCUMULATED
                                            SHARES       AMOUNT        FOR SALE        DEFICIT         TOTAL
                                           ---------   -----------    -----------   ------------    -----------
Balance at March 31, 1994                  5,803,000   $29,317,000                  $(18,611,000)   $10,706,000

Cancellation of stock options                                1,000                                        1,000

Unrealized holding losses from
 securities available for sale                                       $(1,695,000)                    (1,695,000)

Net loss for the period                                                               (1,058,000)    (1,058,000)

                                           ---------   -----------    ----------    ------------    -----------
Balance at December 31, 1994               5,803,000    29,318,000    (1,695,000)    (19,669,000)     7,954,000

Issuance of common stock
 pursuant to exercise of stock
 options                                      13,000        33,000                                       33,000

Unrealized holding gains from
 securities available for sale                                           660,000                        660,000

Net income  for the year                                                                 501,000        501,000
                                           ---------   -----------    ----------    ------------    -----------


Balance at December 31, 1995               5,816,000    29,351,000    (1,035,000)    (19,168,000)     9,148,000

Issuance of common stock in
 conjunction with a license and
 research and development
 agreement                                   154,000       400,000                                      400,000

Issuance of common stock in
 conjunction with the acquisition
 of substantially all of the assets
 of International Canine Genetics,
 Inc. (Note 3)                             1,389,000     5,704,000                                    5,704,000

Sale of securities available for sale                                  1,035,000                      1,035,000

Issuance of common stock pursuant
 to an employment agreement                   10,000        39,000                                       39,000

Issuance of common stock pursuant
 to exercise of stock options                 23,000        72,000                                       72,000

Net income for the period                                                              9,278,000      9,278,000
                                           ---------   -----------    ----------    ------------    -----------


Balance at December 31, 1996               7,392,000   $35,566,000    $     -       $ (9,890,000)   $25,676,000
                                           =========   ===========    ==========    ============    ===========


                See accompanying notes to financial statements.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Synbiotics Corporation (the "Company"), incorporated in 1982, is an animal health business which develops, manufactures and markets diagnostic products and biological products primarily for companion animals. The Company's principal markets are veterinarians and veterinary clinical laboratories in the United States and Europe. The Company's products are sold primarily to wholesale distributors. In addition, due to the recent acquisition of substantially all of the assets of International Canine Genetics, Inc. (Note 3), the Company also develops and manufactures specialty products which are marketed to the veterinarian and the purebred dog enthusiast.

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

CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on a prospective basis. In accordance with SFAS 115, the Company determines the appropriate classification of its U.S. Government and equity securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as "available for sale". Unrealized holding losses on these investments, which were classified as a separate component of shareholders' equity, totalled $1,035,000 at December 31, 1995.

PATENTS AND LICENSES

Patents and licenses are recorded at cost and are amortized ratably over the life of the respective patents or licenses.

LONG-LIVED ASSETS

The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1996

REVENUE RECOGNITION

Revenue from products is recognized when the products are shipped.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

ADVERTISING COSTS

The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $505,000, $629,000, and $393,000 during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for years beginning after December 15, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and including pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to measure its stock-based compensation in accordance with APB 25.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns.

NET INCOME (LOSS) PER SHARE

Computations of net income (loss) per share are based on the weighted average number of common shares outstanding during each year. Shares issuable upon the exercise of outstanding stock options have not been considered in the computations for the nine months ended December 31, 1994 because their effect is anti-dilutive.

STATEMENT OF CASH FLOWS

For purposes of this statement, cash includes cash investments which are highly liquid and have an original maturity of three months or less.

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

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

NOTE 2 - CHANGE IN FISCAL YEAR:

During 1994, the Company changed its fiscal year from March 31 to December 31. Accordingly, the Company's transition period, which ended on December 31, 1994, includes the nine months from April 1 to December 31, 1994.

The following unaudited results of operations for the year ended December 31, 1994 and the nine months ended December 31, 1993 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period.

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
                                                                 ===========    ==========

NOTE 3 - ACQUISITION:

On October 25, 1996 the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG") pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996. The operations acquired from ICG consist of the manufacturing and marketing of canine reproduction diagnostic products and services, PennHIP(R) (a diagnostic test for canine hip dysplasia), nutritional supplements and a line of coat and skin care products to breeders and owners of purebred dogs and their veterinarians.

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

The consideration paid to ICG was $1.00 plus 1,152,000 shares of Synbiotics Common Stock valued at $4,852,000 (based upon the average closing price of Synbiotics' Common Stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The Company also assumed approximately $262,000 of outstanding ICG liabilities which were due and payable as of the closing date. In addition, all of ICG's outstanding warrants and stock options were made exercisable for an adjusted number of shares of Synbiotics Common Stock. Prior to the acquisition, S.R. One, Limited, ICG's largest shareholder, purchased 237,000 shares of newly issued Synbiotics Common Stock for $1,000,000 (based upon the average closing price of Synbiotics' Common Stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $5,407,000 which is being amortized over an estimated life of 15 years utilizing the straight-line method. The assets acquired and liabilities assumed are considered non-cash investing activities for the purposes of the statement of cash flows.

The Company's statement of operations includes the results of operations related to the acquisition for the period October 25, 1996 to December 31, 1996. The following are unaudited pro forma results of operations as if the transaction had been consummated on January 1, 1995:

                                   Year Ended December 31,
                              --------------------------------
                                  1996                 1995
                              ------------         -----------
                               (unaudited)         (unaudited)
Revenues:
 As reported                  $17,831,000          $14,118,000
                              ===========          ===========

 Pro forma                    $19,011,000          $15,534,000
                              ===========          ===========

Net income:
 As reported                  $ 9,278,000          $   501,000
                              ===========          ===========

 Pro forma                    $ 9,577,000          $   867,000
                              ===========          ===========
Net income per share:
 As reported                  $      1.47          $       .09
                              ===========          ===========

 Pro forma                    $      1.30          $       .12
                              ===========          ===========


NOTE 4 - DISPOSITION OF INVESTMENT AND RELATED PARTY TRANSACTION:

On July 25, 1994, ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company's TBC shares were registered effective December 6, 1995.

The carrying value of the Company's investment in IPI had previously been reduced to zero due to the application of the equity method of accounting for the investment in IPI. In conjunction with the acquisition by TBC, the Company exchanged a $600,000 note receivable from IPI into voting stock of IPI, which is considered to be a non-cash investing activity for purposes of the statement of cash flows.

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------


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

On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $3.573 per share. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company received net proceeds totalling $4,727,000 and recognized a gain of $1,159,000.

The Company may receive an additional 409,000 shares of TBC common stock (the "Contingent Shares") pending the outcome of certain remaining contingencies. No amounts have been recorded related to the Contingent Shares, and no amounts will be recorded until such time as the contingencies are satisfied.

The Company charged its former affiliate, IPI, now a wholly-owned subsidiary of TBC, for shared costs including, but not limited to, rent, utilities and property taxes. In addition, the Company charged IPI for employee benefits, insurance and certain administrative services during the nine months ended December 31, 1994. Such charges totalled $343,000, $357,000 and $388,000 during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively.


NOTE 5 - PRODUCT AGREEMENTS:

In December 1992, the Company entered into an agreement with SmithKline Beecham Animal Health, a division of SmithKline Beecham Corporation, whereby the Company acquired certain distribution, manufacturing and licensing rights to ten companion animal biological products in exchange for $1,000,000. As of December 31, 1996, $500,000 had been paid, and the remaining $500,000, plus interest in the amount of $150,000, which is included in other current liabilities was paid in January 1997.


NOTE 6 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:


                                        December 31,
                                 ---------------------------
                                    1996             1995
                                 ---------------------------
Inventories:
 Raw materials                   $1,970,000       $  665,000
 Work in process                      8,000          633,000
 Finished goods                   3,235,000        2,141,000
                                 ----------       ----------
                                 $5,213,000       $3,439,000
                                 ==========       ==========


Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

                                                                           December 31,
                                                            ----------------------------------------
                                                               1996                        1995
                                                               ----                        ----
Property and equipment:
 Laboratory equipment                                       $ 2,159,000                  $ 2,098,000
 Leasehold improvements                                       1,826,000                    1,826,000
 Office equipment                                               518,000                      468,000
                                                            -----------                  -----------

                                                              4,503,000                    4,392,000

 Less accumulated depreciation and amortization              (3,847,000)                  (3,513,000)
                                                            -----------                  -----------

                                                            $   656,000                  $   879,000
                                                            ===========                  ===========

Depreciation expense was $344,000, $639,000 and $381,000 during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively.

                                                                           December 31,
                                                            ----------------------------------------
                                                               1996                        1995
                                                               ----                        -----
Other assets:
 Patents                                                    $    16,000                   $   79,000
 Licenses                                                     1,550,000                    1,556,000
 Other                                                        1,342,000                      525,000
                                                            -----------                  -----------

                                                              2,908,000                    2,160,000

 Less current portion                                        (1,353,000)                    (578,000)
                                                            -----------                  -----------

                                                            $ 1,555,000                   $1,582,000
                                                            ===========                   ==========

Accumulated amortization of patents, licenses and goodwill was $1,905,000 and $1,406,000 at December 31, 1996 and 1995, respectively.

                                                                         December 31,
                                                            ----------------------------------------
                                                               1996                        1995
                                                               ----                        ----
Accounts payable and accrued liabilities:
 Accounts payable                                            $1,188,000                   $1,101,000
 Accrued vacation                                               126,000                      125,000
 Accrued compensation                                           373,000                       72,000
 Accrued facilities consolidation costs                         397,000
 Other                                                          157,000                      315,000
                                                             ----------                   ----------

                                                             $2,241,000                   $1,613,000
                                                             ==========                   ==========

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY:

In May 1996, in conjunction with an employment agreement, the Company granted an award of 10,000 shares of unregistered Synbiotics common stock and recognized compensation expense in the amount of $39,000.

Stock Warrants

In conjunction with the acquisition of ICG (Note 3), the Company assumed all of the outstanding ICG stock warrants, after giving effect to the exchange ratio inherent in the transaction. As a result, 87,000 shares of the Company's common stock were reserved for issuance with an exercise price of $4.54 per share.

Stock Option Plans

The Company applies APB 25 in accounting for its stock option plans. Accordingly, the Company recognizes compensation expense only to the extent that the fair market value of the Company's common stock on the date of grant exceeds the exercise price of the stock options granted. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                               Year Ended December 31,
                                 1996           1995
                               ---------       -------
Net income:
 As reported                  $9,278,000      $501,000
                              ==========      ========
 Pro forma                    $8,932,000      $451,000
                              ==========      ========
Net income per share:
 As reported                  $     1.47      $    .09
                              ==========      ========
 Pro forma                    $     1.45      $    .08
                              ==========      ========

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

In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") whereby an aggregate of 250,000 shares of the Company's common stock were reserved for issuance. The 1996 Plan is administered by the Board of Directors and provides for the issuance of non-qualified options to key employees, consultants and other independent contractors (excluding officers and directors, other than newly-hired directors or officers) at exercise

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

prices to be determined by the Board of Directors at its discretion. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant.

The following is a summary of the stock option plans' activity:

                                                   Weighted-
                                                    Average
                                                   Exercise
                                         Shares     Price
                                      ---------   -------
Outstanding at December 31, 1994        716,000    $3.73

Granted                                 209,000    $2.66
Exercised                               (13,000)   $2.98
Forfeited                               (13,000)   $4.07
                                      ---------

Outstanding at December 31, 1995        899,000    $3.49

Granted                                 701,000    $3.78
Exercised                               (23,000)   $2.91
Forfeited                              (311,000)   $3.56
                                      ---------

Outstanding at December 31, 1996      1,266,000    $3.64
                                      =========

Options to purchase an aggregate of 788,000 shares and 620,000 shares were exercisable under the 1995 and 1996 Plans as of December 31, 1996 and 1995, respectively. The weighted-average fair value of options granted under the 1995 and 1996 Plans during the years ended December 31, 1996 and 1995 was $1.63 per share and $.98 per share, respectively. The Company recognized compensation expense of $121,000 during the year ended December 31, 1996.

The following is a summary of stock options outstanding at December 31, 1996:

                         Options Outstanding
                   -----------------------------------
                                Weighted-
                                 Average     Weighted-
                                Remaining     Average
                               Contractual   Exercise
Price Range         Number     Life (Years)   Price
-----------        ---------   -----------   --------
$1.63 - $2.45         17,000          5.98      $2.33
$2.55 - $3.75        428,000          5.47      $3.00
$3.88 - $5.63        820,000          6.93      $4.00
$6.59 - $7.88          1,000           .64      $7.02
                   ---------
$1.63 - $7.88      1,266,000          6.42      $3.64
                   =========

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------

                                 Options Exercisable
                              -----------------------
                                            Weighted-
                                             Average
                                             Exercise
Price Range                    Number          Price
-----------                    -------        -------
$1.63 - $2.45                   17,000          $2.34
$2.55 - $3.75                  371,000          $3.05
$3.88 - $5.63                  399,000          $4.01
$6.59 - $7.88                    1,000          $7.02
                               -------
$1.63 - $7.88                  788,000          $3.52
                               =======


For these disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 57.8% and 56.5%; risk-free interest rates of 5.8% and 6.1%; and expected lives of 2.5 years and 2.2 years.

In conjunction with the acquisition of ICG (Note 3), the Company assumed all of the outstanding ICG stock options (the "ICG Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company's common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 1996, there were 93,000 shares outstanding under the ICG Plan with a weighted-average exercise price of $9.91 per share and a weighted-average remaining contractual life of 5.89 years. Options to purchase 64,000 shares were exercisable under the ICG Plan with a weighted-average exercise price of $11.16 per share. No compensation expense was recognized by the Company related to the ICG Plan during the year ended December 31, 1996.


NOTE 8 - INCOME TAXES:

The Company recorded a net benefit from income taxes for the year ended December 31, 1996 as follows:

Current income tax expense:
 Federal                                                        $    35,000
 State                                                               29,000
                                                                -----------
                                                                     64,000
                                                                -----------
Deferred income tax (benefit):
 Federal                                                         (6,305,000)
 State                                                             (853,000)
                                                                -----------
                                                                 (7,158,000)
                                                                -----------
Net income tax (benefit)                                        $(7,094,000)
                                                                ===========

Synbiotics Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------


The Company did not record a provision for Federal income taxes during the year ended December 31, 1995 and the nine months ended December 31, 1994 due to net operating losses for tax purposes. The provisions for state income taxes were $2,000 during the year ended December 31, 1995 and the nine months ended December 31, 1994, and represent minimum franchise taxes and are included in general and administrative expenses.

Deferred tax assets comprise the following:

                                                    December 31,
                                              --------------------------
                                                1996            1995
                                                ----            ----
Federal:
 Net operating loss carryforwards             $4,978,000     $ 5,626,000
 Equity in losses of investees                   262,000         714,000
 Inventory reserve                               171,000
 Tax credit carryforwards                        894,000         859,000
                                              ----------     -----------
                                               6,305,000       7,199,000

 Less valuation allowance                                     (7,199,000)
                                              ----------     -----------
                                              $6,305,000     $     -
                                              ==========     ===========

State:
 Net operating loss carryforwards             $  440,000     $   634,000
 Equity in losses of investees                   144,000         195,000
 Inventory reserve                                47,000
 Tax credit carryforwards                        222,000         216,000
                                              ----------     -----------
                                                 853,000       1,045,000

 Less valuation allowance                                     (1,045,000)
                                              ----------     -----------
                                              $  853,000     $      -
                                              ==========     ===========

The net changes in the valuation allowances for the year ended December 31, 1996 for Federal and state deferred tax assets were a decrease of $7,199,000 and $1,045,000 for Federal and state tax purposes, respectively. At December 31, 1995, the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. During 1996, the Company released a portion of the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize a portion of those assets in future periods due to improvements in the Company's operating results. The decreases are also due to the utilization of net operating loss carryforwards during the year ended December 31, 1996 and the realization of the remaining equity in losses of IPI due to the sale of the Company's investment in TBC (Note 4). In addition, the valuation allowance for state deferred tax assets was further reduced due to the expiration of a portion of the state net operating loss carryforwards. The net changes in the valuation allowances for the year ended December 31, 1995 for Federal and state deferred tax assets were a decrease of $167,000 and $173,000 for Federal and state tax purposes, respectively, and are due to the net operating loss incurred during the year ended December 31, 1995,

Synbiotics Corporation

Notes to Financial Statements
-------------------------------------------------------------------------------


offset by the realization of a portion of the equity in losses of IPI due to the acquisition by TBC (Note 4). In addition, the valuation allowance for state deferred tax assets was further reduced due to the expiration of a portion of the state net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                                                                                     Nine Months
                                                                           Year Ended December 31,                      Ended
                                                                    --------------------------------------            December 31,
                                                                       1996                        1995                  1994
                                                                       ----                        ----                  ----
Amounts computed at statutory Federal rate                         $   743,000                   $ 170,000             $(360,000)
State income taxes, net of Federal benefit                             135,000                      31,000               (98,000)
(Deductions) income for financial reporting purposes
  for which there is no current tax (benefit) provision                                           (201,000)              458,000
Utilization of Federal net operating loss carryforwards               (743,000)
Utilization of state net operating loss carryforwards                 (115,000)
Federal alternative minimum tax                                         35,000
State minimum franchise tax                                              9,000                       2,000                 2,000
Release of valuation allowance                                      (7,158,000)
                                                                   -----------                   ---------             ---------
                                                                   $(7,094,000)                  $   2,000             $   2,000
                                                                   ===========                   =========             =========

The Company has available Federal net operating loss carryforwards at December 31, 1996 of approximately $14,641,000, which expire between 2001 and 2010. Available state net operating loss carryforwards at December 31, 1996 total approximately $4,736,000, which expire between 1997 and 2000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 1996 aggregate approximately $1,116,000 and expire between 1998 and 2006.


NOTE 9 - COMMITMENTS:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1996 are as follows:

1997                      $  294,000
1998                         306,000
1999                         318,000
2000                         331,000
2001                         210,000
Thereafter                   151,000
                          ----------
                          $1,610,000
                          ==========


SYNBIOTICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Total rent expense under noncancelable operating leases was $362,000, $377,000 and $282,000 during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively.


NOTE 10 - SIGNIFICANT CUSTOMERS:

The Company had sales to two customers totalling 37% of gross revenues during the year ended December 31, 1996. During the year ended December 31, 1995, sales to two customers totalled 44% of gross revenues. Sales totalling 35% of gross revenues during the nine months ended December 31, 1994 were made to two customers. Sales to foreign customers totalled 16%, 12% and 13% of product revenues during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively. The Company grants credit to all of its customers, substantially all of whom are in the animal health products industry.

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

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


The information required under Part III, Items 9, 10, 11 and 12, has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.


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


EXHIBIT                TITLE                                        METHOD OF FILING
-------                -----                                        ----------------
2.1/*/    Plan and Agreement of Merger of Texas            Incorporated herein by reference to
          Biotechnology Corporation, TBC Acquisition       Exhibit 2.1 to the Registrant's
          Company No. 1 and ImmunoPharmaceutics,           Current Report on Form 8-K, as amended,
          Inc. dated as of June 17, 1994.                  dated July 25, 1994.

      EXHIBIT                      TITLE                                      METHOD OF FILING
      -------                      -----                                      ----------------

2.2/*/          Purchase Agreement dated July 23, 1996 by     Incorporated herein by reference to Exhibit
                and Among Synbiotics, ICG and S.R. One.       2.2 to the Registrant's Registration Statement
                                                              Form S-4, Registration No. 333-10343, dated
                                                              September 12, 1996.

2.3/*/          Amendment to Purchase Agreement dated         Incorporated herein by reference to Exhibit
                September 7, 1996 by and Among Synbiotics,    2.3 to the Registrant's Registration Statement
                ICG and S.R. One.                             Form S-4, Registration No. 333-10343, dated
                                                              September 12, 1996.

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

10.2/*+/        Employment Agreement between the              Incorporated herein by reference to Exhibit
                Registrant and Kenneth M. Cohen, dated May    10.2 to the Registrant's Registration Statement
                7, 1996.                                      on Form S-4, Registration No. 333-10343,
                                                              dated September 12, 1996.

10.3/*+/        General Release and Severance Agreement       Incorporated herein by reference to Exhibit
                between the Registrant and Robert L.          10.3 to the Registrant's Registration Statement
                Widerkehr, dated July 31, 1996.               on Form S-4, Registration No. 333-10343,
                                                              dated September 12, 1996.

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
                                                              July 16, 1986.

EXHIBIT                          TITLE                                        METHOD OF FILING
-------      -----------------------------------------         -------------------------------------------

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

10.34        Single-Tenant Industrial Lease by the             Filed herewith.
             Registrant of Premises located at 16420 Via
             Esprillo, San Diego, California, dated as of
             May 1, 1996.

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

EXHIBIT                        TITLE                                       METHOD OF FILING
-------         -------------------------------------------       -------------------------------------------

10.36.2/*/      Amendment to FeLV Distribution Agreement          Incorporated herein by reference to Exhibit
                between the Registrant and Bio-Trends             10.36.2 to the Registrant's Quarterly Report
                International, Inc., dated as of August 22,       on Form 10-QSB for the quarterly period
                1996.                                             ended September 30, 1996.

10.38.1/*/      Addendum to Distribution Agreement between        Incorporated herein by reference to Exhibit
                the Registrant and Rhone-Merieux, dated           10.38.1 to the Registrant's Quarterly Report
                April 11, 1996.                                   on Form 10-QSB for the quarterly period
                                                                  ended September 30, 1996.

10.38.2/*/      Second Addendum to Distribution Agreement         Incorporated herein by reference to Exhibit
                between the Registrant and Rhone-Merieux,         10.38.2 to the Registrant's Quarterly Report
                dated August 27, 1996.                            on Form 10-QSB for the quarterly period
                                                                  ended September 30, 1996.

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

10.41.1/*/      Addendum to Agreement between the                 Incorporated herein by reference to Exhibit
                Registrant and Rhone Merieux, Inc., dated         10.41.1 to the Registrant's Quarterly Report
                August 22, 1996.                                  on Form 10-QSB for the quarterly period
                                                                  ended September 30, 1996.

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

EXHIBIT                    TITLE                                          METHOD OF FILING
-------        -----------------------------------------       --------------------------------------------

10.47/*/       Amendment No. One to Agreement Regarding        Incorporated herein by reference to Exhibit
               Licensing, Development, Marketing and           10.47 to the Registrant's Quarterly Report on
               Manufacturing between the Registrant and        Form 10-QSB for the quarter ended
               Binax, Inc., dated December 9, 1993.            December 31, 1993.

10.48/*/       Amendment No. Two to Agreement                  Incorporated herein by reference to Exhibit
               Regarding Licensing, Development, Marketing     10.48 to the Registrant's Annual Report on
               and Manufacturing between the Registrant and    Form 10-KSB for the year ended December
               Binax, Inc., dated as of July 27, 1994.         31, 1995.

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

10.52/*/       Contract Manufacturing Agreement, dated as      Incorporated herein by reference to Exhibit
               of March 31, 1995.                              10.48 to the Registrant's Annual Report on
                                                               Form 10-KSB for the year ended December
                                                               31, 1995.

10.53/*/       Distribution Agreement between the              Incorporated herein by reference to Exhibit
               Registrant and Daiichi Pharmaceutical Co.,      10.53 to the Registrant's Quarterly Report on
               Ltd., dated January 16, 1996                    Form 10-QSB for the quarterly period ended
                                                               March 31, 1996.

10.54/*/       License Agreement between the Registrant        Incorporated herein by reference to Exhibit
               and Engene Biotechnologies, Inc., dated         10.54 to the Registrant's Quarterly Report on
               March 6, 1996.                                  Form 10-QSB for the quarterly period ended
                                                               March 31, 1996.

10.55/*/       Research and Development Agreement              Incorporated herein by reference to Exhibit
               between the Registrant and Engene               10.55 to the Registrant's Quarterly Report on
               Biotechnologies, Inc., dated March 6, 1996.     Form 10-QSB for the quarterly period ended
                                                               March 31, 1996.

10.56/*/       Scientific Advisor Agreement between the        Incorporated herein by reference to Exhibit
               Registrant and J. Kevin Steele, dated March     10.56 to the Registrant's Quarterly Report on
               6, 1996.                                        Form 10-QSB for the quarterly period ended
                                                               March 31, 1996.

10.57/*/       Inducement Agreement between the Registrant     Incorporated herein by reference to Exhibit
               and Engene Biotechnologies, Inc., dated         10.57 to the Registrant's Quarterly Report on
               March 6, 1996.                                  Form 10-QSB for the quarterly period ended
                                                               March 31, 1996.

EXHIBIT                    TITLE                                       METHOD OF FILING
-------        -------------------------------------------     ---------------------------------------------

10.58/*+/      International Canine Genetics, Inc. Amended     Incorporated herein by reference to Exhibit
               and Restated 1992 Stock Option Plan.            99.1 to the Registrant's Registration Statement
                                                               on Form S-8, Registration No. 333-18363,
                                                               dated December 20, 1996.

10.59/*+/      Form of International Canine Genetics, Inc.     Incorporated herein by reference to Exhibit
               Grant of Nonstatutory Stock Option under the    99.2 to the Registrant's Registration Statement
               Amended and Restated 1992 Stock Option          on Form S-8, Registration No. 333-18363,
               Plan.                                           dated December 20, 1996.

10.60/*+/      Form of International Canine Genetics, Inc.     Incorporated herein by reference to Exhibit
               Grant of Incentive Stock Option under the       99.3 to the Registrant's Registration Statement
               Amended and Restated 1992 Stock Option          on Form S-8, Registration No. 333-18363,
               Plan.                                           dated December 20, 1996.

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

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K dated October 25, 1996 reflecting the acquisition of substantially all of the assets of International Canine Genetics, Inc. pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997          SYNBIOTICS CORPORATION

                                 By   /s/ Michael K. Green
                                      -----------------------
                                      Michael K.  Green
                                      Vice President - Finance


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                                     DATE
        ---------                         -----                                     ----

/s/ Kenneth M. Cohen        Chief Executive Officer, President and Director     March 31, 1997
------------------------
Kenneth M. Cohen

/s/ Michael K. Green        Chief Financial Officer                             March 31, 1997
------------------------
Michael K. Green

/s/ Keith A. Butler         Chief Accounting Officer and Corporate Controller   March 31, 1997
------------------------
Keith A. Butler

/s/ Patrick Owen Burns      Director                                            March 31, 1997
------------------------
Patrick Owen Burns

/s/ James C. DeCesare       Director                                            March 31, 1997
------------------------
James C. DeCesare

/s/ Brenda D. Gavin         Director                                            March 31, 1997
------------------------
Brenda D. Gavin

/s/ M. Blake Ingle          Director                                            March 31, 1997
------------------------
M. Blake Ingle

/s/ Donald E. Phillips      Director                                            March 31, 1997
------------------------
Donald E. Phillips

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

 2.1* Plan and Agreement of Merger of Texas Biotechnology Corporation, TBC Acquisition Company No. 1 and ImmunoPharmaceutics, Inc. dated as of June 17, 1994.

 2.2* Purchase Agreement dated July 23, 1996 by and Among Synbiotics, ICG and S.R. One.

 2.3* Amendment to Purchase Agreement dated September 7, 1996 by and Among Synbiotics, ICG and S.R. One.

 3.1         Articles of Incorporation, as amended.

 3.2*        Bylaws, as amended.

10.1* Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated November 28, 1989.

10.2* Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.

10.3* General Release and Severance Agreement between the Registrant and Robert L. Widerkehr, dated July 31, 1996.

10.4*        1983 Stock Option Plan.

10.4.1*      First Amendment to 1983 Stock Option Plan.

10.5*        1984 Stock Option Plan.

10.5.1*      First and Second Amendments to 1984 Stock Option Plan.

10.6*        1986 Stock Option Plan.

10.6.1*      First Amendment to 1986 Stock Option Plan.

10.21* Distribution Agreement between Vedco, Inc. and the Registrant, dated October 15, 1986.

10.26*+      1987 Stock Option Plan.

10.26.1*     First Amendment to 1987 Stock Option Plan.

10.34 Single-Tenant Industrial Lease by the Registrant of Premises located at 16420 Via Esprillo, San Diego, California, dated as of May 1, 1996.

10.36* Marketing Agreement between the Registrant and Bio-Trends International, Inc., dated May 10, 1989.

10.36.1* Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated February 7, 1990.

Exhibit No.  Exhibit
-----------  -------

10.36.2* Amendment to FeLV Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated as of August 22, 1996.

10.38.1* Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated April 11, 1996.

10.38.2* Second Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated August 27, 1996.

10.39* Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated August 1, 1990.

10.40* Framework Agreement between Pitman-Moore, Inc. and the Registrant, dated June 26, 1992.

10.41*       Agreement between the Registrant and Rhone Merieux, dated July 9,
             1992.

10.41.1* Addendum to Agreement between the Registrant and Rhone-Merieux, Inc., dated August 22, 1996.

10.43*       1991 Stock Option Plan, as amended.

10.44* Purchase Agreement between SmithKline Beecham Animal Health and the Registrant, dated December 10, 1992.

10.46* Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated as of June 30, 1993.

10.47* Amendment No. One to Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated December 9, 1993.

10.48 Amendment No. Two to Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated as of July 27, 1994.

10.50*       1995 Stock Option/Stock Issuance Plan, as amended.

10.51* Form of Notice of Grant/Stock Option Agreement, as used under the 1995 Stock Option/Stock Issuance Plan.

10.52*       Contract Manufacturing Agreement, dated as of March 31, 1995.

10.53* Distribution Agreement between the Registrant and Daiichi Pharmaceutial Co., Ltd, dated January 16, 1996.

10.54*       License Agreement between the Registrant and Engene
             Biotechnologies, Inc., dated March 6, 1996.

10.55* Research and Development Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996.

10.56* Scientific Advisor Agreement between the Registrant and J. Kevin Steele, dated March 6, 1996.

10.57* Inducement Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996.

Exhibit No.  Exhibit
-----------  -------

10.58* International Canine Genetics, Inc. Amended and Restated 1992 Stock Option Plan.

10.59* Form of International Canine Genetics, Inc. Grant of Nonstatutory Stock Option under the Amended and Restated 1992 Stock Option Plan.

10.60* Form of International Canine Genetics, Inc. Grant of Incentive Stock Option under the Amended and Restated 1992 Stock Option Plan.

11.1         Computation of Earnings Per Share.

23.1         Consent of Independent Accountants.

27           Financial Data Schedule (for electronic filing purposes only).
-------------------
* Incorporated by reference.

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    EXHIBITS

                                       TO

                                  FORM 10-KSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934