Form 10QSB
period 1997-03-31
SYNBIOTICS CORP
filed 1997-05-14
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  -----------

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

As of April 30, 1997, 7,392,698 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]      No [X]


================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
Part I.   Condensed Statement of Operations -
           Three months ended March 31, 1997 and 1996                         3

          Condensed Balance Sheet -
           March 31, 1997 and December 31, 1996                               4

          Condensed Statement of Cash Flows -
           Three months ended March 31, 1997 and 1996                         5

          Notes to Condensed Financial Statements                             6

          Management's Discussion and Analysis or Plan of Operation           8

Part II.  Other Information                                                  14

Item 1.  Financial Statements
         --------------------

Synbiotics Corporation
Condensed Statement of Operations (unaudited)
-------------------------------------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------
Revenues:
 Product sales                                    $6,940,000   $5,750,000
 License fees and other                               79,000      171,000
 Interest                                             60,000       11,000
                                                  ----------   ----------
                                                   7,079,000    5,932,000
                                                  ----------   ----------
Cost and expenses:
 Cost of sales                                     3,382,000    2,779,000
 Research and development                            307,000      216,000
 Selling and marketing                             1,300,000    1,229,000
 General and administrative                          664,000      385,000
                                                  ----------   ----------
                                                   5,653,000    4,609,000
                                                  ----------   ----------
Income before gain on sale of securities
 available for sale                                1,426,000    1,323,000

Gain on sale of securities available for sale                     385,000
                                                  ----------   ----------

Income before income taxes                         1,426,000    1,708,000

Provision for income taxes                           596,000       57,000
                                                  ----------   ----------

Net income                                        $  830,000   $1,651,000
                                                  ==========   ==========

Net income per share                              $      .11   $      .28
                                                  ==========   ==========

Weighted average shares outstanding                7,485,000    5,911,000
                                                  ==========   ==========
Net income per share was computed based upon
the weighted average number of shares
outstanding, including common stock
equivalents.

           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Condensed Balance Sheet
-------------------------------------------------------------------------------

                                                March 31,      December 31,
                                                   1997            1996
                                               ------------    -------------
                                               (unaudited)       (audited)
Assets

Current assets:
 Cash and equivalents                          $ 1,751,000      $ 3,050,000
 Securities available for sale                   2,214,000        2,872,000
 Accounts receivable                             4,929,000        1,363,000
 Inventories                                     4,723,000        5,213,000
 Deferred tax assets                               460,000        1,045,000
 Other current assets                              818,000        1,353,000
                                               -----------      -----------

   Total current assets                         14,895,000       14,896,000

Property and equipment, net                        668,000          656,000
Goodwill                                         5,257,000        5,347,000
Deferred tax assets                              6,144,000        6,113,000
Other assets                                     1,699,000        1,555,000
                                               -----------      -----------
                                               $28,663,000      $28,567,000
                                               ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses         $ 2,197,000      $ 2,241,000
 Other current liabilities                                          650,000
                                               -----------      -----------
   Total current liabilities                     2,197,000        2,891,000
                                               -----------      -----------
Shareholders' equity:
 Common stock, no par value, 24,800,000
  shares authorized, 7,393,000 and
  7,392,000 shares issued and outstanding
  at March 31, 1997 and December 31, 1996       35,526,000       35,566,000
 Accumulated deficit                            (9,060,000)      (9,890,000)
                                               -----------      -----------
   Total shareholders' equity                   26,466,000       25,676,000
                                               -----------      -----------
                                               $28,663,000      $28,567,000
                                               ===========      ===========

           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Condensed Statement of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------  -----------
Cash flows from operating activities:
 Net income                                            $   830,000  $ 1,651,000
 Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                          264,000      231,000
    Gain on sale of securities available for sale                      (385,000)
    Changes in assets and liabilities:
      Accounts receivable                               (3,566,000)  (2,142,000)
      Inventories                                          490,000     (643,000)
      Deferred taxes                                       554,000
      Other assets                                         273,000       16,000
      Accounts payable and accrued expenses                (44,000)     450,000
      Other liabilities                                   (650,000)     (11,000)
                                                       -----------  -----------
Net cash (used for) operating activities                (1,849,000)    (833,000)
                                                       -----------  -----------
Cash flows from investing activities:
 Acquisition of property and equipment                     (68,000)     (16,000)
 Investment in securities available for sale                           (715,000)
 Proceeds from sale of securities available for sale       658,000    2,167,000
                                                       -----------  -----------
Net cash provided by investing activities                  590,000    1,436,000
                                                       -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net               (40,000)
                                                       -----------  -----------
Net cash (used for) financing activities                   (40,000)
                                                       -----------  -----------
Net (decrease) increase in cash and equivalents         (1,299,000)     603,000

Cash and equivalents - beginning of year                 3,050,000    1,017,000
                                                       -----------  -----------
Cash and equivalents - end of period                   $ 1,751,000  $ 1,620,000
                                                       ===========  ===========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
-------------------------------------------------------------------------------
Note 1 - Interim Financial Statements:

The accompanying balance sheet as of March 31, 1997 and the statements of operations and of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1996. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 3 - Inventories:

Inventories consist of the following:

                                                    March 31,    December 31,
                                                       1997          1996
                                                    ----------   ------------
Raw materials                                       $2,209,000     $1,970,000
Work in process                                         43,000          8,000
Finished goods                                       2,471,000      3,235,000
                                                    ----------     ----------
                                                    $4,723,000     $5,213,000
                                                    ==========     ==========

Note 4 - Earnings per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128, which applies to entities with publicly held common stock or potential common stock, establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15 and

        --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

makes EPS comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15.

The following are unaudited pro forma EPS for the three months ended March 31, 1997 and 1996 assuming that SFAS 128 were in effect as of January 1, 1996:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1997           1996
                                                 -------------    -----------
                                                  (unaudited)     (unaudited)
As reported:
 Primary EPS                                       $     .11       $     .28
                                                   =========       =========

Pro forma:
 Basic and diluted EPS                             $     .11       $     .28
                                                   =========       =========

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

The information contained in this Management's Discussion and Analysis or Plan of Operation contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties an risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating the Company's future financial performance:

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

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable in the first quarters of 1997 and 1996 and for the year ended December 31, 1996, the Company has had a history of losses. Synbiotics has incurred an accumulated deficit of $9,060,000 at March 31, 1997, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the acquisition of the business of International Canine Genetics, Inc. ("ICG") or any other future acquisitions, including without limitation the proposed acquisition of the veterinary diagnostics business of Rhone Merieux now being negotiated (collectively, the "Acquired Business"') will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold(TM) diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold(TM) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are, unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

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

Reliance on New and Recent Products
-----------------------------------

Synbiotics relies on new and recently developed products. There can be no assurance that Synbiotics will obtain and maintain market acceptance of its products. With respect to future products, there can be no assurance that such products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

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

Synbiotics anticipates that its existing, available cash, cash equivalents and short-term investments will be adequate to satisfy its current capital requirements and fund its current operations, although any large acquisition (such as the contemplated Rhone Merieux diagnostics acquisition) would require additional capital resources. There can be no assurance that additional financing, if required, will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. Debt financing would result in increased leverage and risk. If adequate funds are not available, Synbiotics may be required to delay, scale back or eliminate one or more of its research and development programs or seek to obtain funds through arrangements with collaborative partners or others even if the arrangements would require Synbiotics to relinquish certain rights to certain of its technologies, product candidates or products that Synbiotics would not otherwise relinquish.

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. A patentholder has asserted that the Company's key canine heartworm diagnostic tests infringe its patent.

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

Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on Synbiotics. Finally, litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, Synbiotics.

Government Regulation
---------------------

Synbiotics' business is subject to substantial regulation by the United States government. See "Business--Government Regulation" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which is hereby incorporated by reference. In addition, Synbiotics' operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to Synbiotics' business. There can be no assurance that Synbiotics will be found in compliance with any of the various regulations to which it is subject.

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

Results of Operations

Total revenue for the first quarter of 1997 increased by $1,147,000 or 19% over the first quarter of 1996. Product sales during the first quarter of 1997 increased $1,190,000 or 21%. The increase is due to increase in diagnostic sales of $1,384,000 or 37%, offset by a decrease of $193,000 or 10% in vaccine sales. Diagnostic sales increased due to increased sales of canine heartworm diagnostic products, resulting from a combination of price increases and promotional programs, and canine breeding diagnostic products acquired from ICG in October 1996, offset by a decrease in the sales of D-TEC/(R)/ CB (canine brucellosis) which has been on back order since April 1996 as a result of third-party manufacturer production problems (the Company is currently in the process of transferring the manufacturing of this product in-house). The decreased vaccine sales are due to decreased shipments of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers) and a decrease in average selling prices related to certain potentially short-dated vaccines, offset by an increase in sales of vaccines to private label partners.

Interest, license fees and other revenue during the first quarter of 1997 decreased $43,000 or 24% from the first quarter of 1996 due to the non-recurrence of license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. The Daiichi arrangement is not expected to generate significant revenues until 1998 at the earliest. The decrease in license fee revenue was offset by an increase in interest revenue due to an increased level of invested cash resulting from the sale of the Company's investment in Texas Biotechnology Corporation ("TBC") in the first and second quarters of 1996. The total proceeds received from the sale were $4,727,000 ($2,167,000 in the first quarter of 1996 and $2,560,000 in the second quarter of 1996). Sales of TBC stock in the resulted in a $385,000 gain in the first quarter of 1996.

The cost of sales as a percentage of product revenue was 48% during the first quarter of 1997 and 1996. Although product sales increased by 21% during the first quarter, the cost of sales as a percentage of product revenue was unchanged due to the fact that a larger percentage of product sales during 1997 being generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs.
Among the Company's major products, DiroCHEK/(R)/ canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD/(TM)/ HW and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers. The margins during the first quarter 1997 were also affected by the decrease in average selling prices related to certain potentially short-dated vaccines discussed above.

Research and development expenses during the first quarter of 1997 increased $91,000 or 42% over the first quarter of 1996. The increase is primarily due to increased contracted research and development expenses and legal expenses related to patent filings. Research and development expenses as a percentage of revenue were 4% during the first quarters of 1997 and 1996.

Selling and marketing expenses during the first quarter of 1997 increased by $71,000 or 6% over the first quarter of 1996. The increase is due primarily to increased salaries and consulting expenses related to the acquisition of the operations of ICG, offset by a reduction in advertising and promotional expenses. Selling and marketing expenses as a percentage of revenue were 18% during the first quarter of 1997 as compared to 21% during the first quarter of 1996.

General and administrative expenses during the first quarter of 1997 increased by $279,000 or 72% over the first quarter of 1996. The increase is primarily due to amortization of goodwill and additional payroll costs related to the acquisition of the operations of ICG. General and administrative expenses as a percentage of revenue were 9% during the first quarter of 1997 as compared to 6% during the first quarter of 1996.

The provision for income taxes during the first quarter of 1997 increased $539,000 or 946% over the first quarter of 1996. The combined Federal and state effective tax rate was 42% during the first quarter of 1997 as compared to 3% during the first quarter of 1996. The income tax provision during the first quarter of 1997 comprises a current income tax provision of $44,000 and a deferred income tax provision of $552,000. The income tax provision during the first quarter of 1996 comprises only a current income tax provision of $57,000. The current provision for income taxes during the first quarters of 1997 and 1996 represent alternative minimum taxes due to the utilization of net operating loss carryforwards. The increase in the deferred provision for income taxes is due to the fact that as of March 31, 1996 the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. At the end of 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. As a result, although a provision for deferred income taxes was recognized during the first quarter of 1997 and 1996 relating to the utilization of net operating loss carryforwards, a benefit from deferred income taxes was recognized during the first quarter of 1996 as a portion of the valuation allowance, equal to the tax effected net operating loss carryforwards utilized, was released. There was no such benefit during the first quarter of 1997 as the valuation allowance had been fully released as of December 31, 1996. The deferred tax provision during the first quarter of 1997 resulted in a reduction in deferred tax assets, rather than a current tax liability.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $12,698,000 at March 31, 1997, are sufficient to meet its current working capital needs.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians.

Other

On February 3, 1997, the Company announced that it had entered into a non-binding letter of intent to acquire the world-wide veterinary diagnostics business unit, including the research and development, production and marketing personnel, of Rhone Merieux S.A. ("RM"), a wholly-owned subsidiary of the Rhone Poulenc Group. In addition, Synbiotics and RM intend to enter at the time of the closing, (which is scheduled for the second quarter of 1997), into collaborative agreements whereby RM would provide technology and/or reagents needed by Synbiotics to continue the RM veterinary diagnostics business without interruption, and Synbiotics would have a right of first refusal to license RM technology in the field of veterinary diagnostics.

RM, based in Lyon, France, is the fourth largest animal health group in the world. RM develops, produces and markets vaccines and innovative medication for the prevention and treatment of animal diseases. In 1996, RM's consolidated revenue was approximately $900,000,000. RM's veterinary diagnostic business unit approximated $12,000,000 in revenue during 1996.

Negotiations relating to the transaction are ongoing, and the Company is currently engaged in negotiations to obtain the necessary financing. There can be no assurance that the Company will enter into a definitive agreement or that the Company will be able to obtain the necessary financing.

There can be no assurance that the anticipated benefits of the acquisition will be realized. The acquisition would involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the RM veterinary diagnostic unit ("RMD"), potentially dilutive issuances of equity and/or debt securities, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of RMD, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience (e.g., large-animal diagnostics and the European market). In addition, there can be no assurance that the acquisition would not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of RMD and Synbiotics.


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

None.


Item 5.   Other Information:
          ------------------

None.


Item 6.   Exhibits and Reports on Form 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

     10.7 Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.

     10.61 Patent and Know-How License Agreement Amdex A/S and the Registrant, dated August 29, 1996./(1)/

     10.62 License Agreement between American Home Products Corporation and the Registrant, dated August 16, 1996./(1)/

     10.63 Supply Agreement between the Registrant and American Home Products Corporation, dated August 16, 1996./(1)/

     11.1   Computation of Earnings Per Share.

     27     Financial Data Schedule (for electronic filing purposes only).

     ----------------

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

                                   SYNBIOTICS CORPORATION


Date:  May 12, 1997                /s/ Michael K. Green
                                   ------------------------------
                                   Michael K. Green
                                   Vice President of Finance and
                                   Chief Financial Officer
                                   (signing both as a duly authorized officer
                                   and as principal financial officer)

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    EXHIBITS

                                       TO

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

10.7 Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.

10.61 Patent and Know-How License Agreement Amdex A/S and the Registrant, dated August 29, 1996./(1)/

10.62 License Agreement between American Home Products Corporation and the Registrant, dated August 16, 1996./(1)/

10.63 Supply Agreement between the Registrant and American Home Products Corporation, dated August 16, 1996./(1)/

11.1      Computation of Loss Per Share.

27        Financial Data Schedule (for electronic filing purposes only).

--------------------

(1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.