Form 10QSB
period 1997-06-30
SYNBIOTICS CORP
filed 1997-08-14
CIK 719483

===============================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  -----------
                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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


As of July 31, 1997, 8,153,590 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]      No [X]

===============================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                    Page
                                                                    ----
Part I.   Condensed Statement of Operations -
            Three and six months ended June 30, 1997 and 1996         3

          Condensed Balance Sheet -
            June 30, 1997 and December 31, 1996                       4

          Condensed Statement of Cash Flows -
            Six months ended June 30, 1997 and 1996                   5

          Notes to Condensed Financial Statements                     6

          Management's Discussion and Analysis or Plan of Operation   8


Part II.  Other Information                                           14


                        PART 1.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

Synbiotics Corporation
Condensed Staement of Operations (unaudited)
-------------------------------------------------------------------------------




                                 Three Months Ended                Six Months Ended
                                      June 30,                        June 30,
                                      --------                        --------
                                1997            1996               1997        1996
                                ----            ----               ----        ----
Revenues:
 Product sales                 $ 4,840,000  $ 5,101,000        $11,781,000  $10,851,000
 License fees and other             76,000       59,000            154,000      230,000
 Interest                           47,000       44,000            106,000       54,000
                               -----------  -----------        -----------  -----------
                                 4,963,000    5,204,000         12,041,000   11,135,000
                               -----------  -----------        -----------  -----------



Cost and expenses:

 Cost of sales                   2,877,000   2,556,000           6,259,000    5,334,000
 Research and development          306,000     244,000             613,000      461,000
 Selling and marketing           1,025,000   1,130,000           2,324,000    2,358,000
 General and administrative        700,000     469,000           1,364,000      854,000
                               -----------  ----------         -----------   ----------

                                 4,908,000   4,399,000          10,560,000    9,007,000
                               -----------  ----------         -----------   ----------

Income before gain on sale of
 securities available for sale      55,000     805,000           1,481,000    2,128,000

Gain on sale of securities
 available for sale                            774,000                        1,159,000
                               -----------  ----------         -----------  -----------

Income before income taxes          55,000   1,579,000           1,481,000    3,287,000

Provision for income taxes          41,000      60,000             637,000      118,000
                               -----------  ----------         -----------  -----------

Net income                     $    14,000  $1,519,000         $   844,000  $ 3,169,000
                               ===========  ==========         ===========  ===========

Net income per share           $       .00  $      .25         $       .11  $       .53
                               ===========  ==========         ===========  ===========

Weighted average shares
 outstanding                     7,505,000   6,028,000           7,499,000    5,968,000
                               ===========  ==========         ===========  ===========

Net income per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.


           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Condensed Balance Sheet
------------------------------------------------------------------------------


                                                June 30,     December 31,
                                                  1997           1996
                                              ------------   -------------
                                              (unaudited)      (audited)
Assets

Current assets:
 Cash and equivalents                         $ 3,652,000     $ 3,050,000
 Securities available for sale                  2,181,000       2,872,000
 Accounts receivable                            3,123,000       1,363,000
 Inventories                                    4,212,000       5,213,000
 Deferred tax assets                              421,000       1,045,000
 Other current assets                             825,000       1,353,000
                                              -----------     -----------

   Total current assets                        14,414,000      14,896,000

Property and equipment, net                       641,000         656,000
Goodwill                                        5,358,000       5,347,000
Deferred tax assets                             6,142,000       6,113,000
Other assets                                    1,592,000       1,555,000
                                              -----------     -----------

                                              $28,147,000     $28,567,000
                                              ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses       $ 1,761,000     $ 2,241,000
  Other current liabilities                                       650,000
                                              -----------     -----------

   Total current liabilities                    1,761,000       2,891,000
                                              -----------     -----------

Shareholders' equity:
  Common stock, no par value, 24,800,000
    shares authorized, 7,395,000 and
    7,392,000 shares issued and outstanding
    at June 30, 1997 and December 31, 1996     35,432,000      35,566,000
  Accumulated deficit                          (9,046,000)     (9,890,000)
                                              -----------     -----------

   Total shareholders' equity                  26,386,000      25,676,000
                                              -----------     -----------

                                              $28,147,000     $28,567,000
                                              ===========     ===========



           See accompanying notes to condensed financial statements.

Item 1.  Financial Statements (conticued)
         --------------------

Synbiotics Corporation
Condensed Statement of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                             June 30,
                                                                             -------
                                                                      1997            1996
                                                                      ----            ----
Cash flows from operating activities:
 Net income                                                        $   844,000    $ 3,169,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                      527,000        417,000
    Gain on sale of securities available for sale                                  (1,159,000)
    Changes in assets and liabilities:
      Accounts receivable                                           (1,760,000)      (694,000)
      Inventories                                                    1,001,000     (1,385,000)
      Deferred taxes                                                   595,000
      Other assets                                                      64,000
      Accounts payable and accrued expenses                           (480,000)       (23,000)
      Other liabilities                                               (650,000)       (26,000)
                                                                   -----------    -----------

Net cash provided by operating activities                              141,000        299,000
                                                                   -----------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment                                 (96,000)       (37,000)
 Investment in securities available for sale                                       (3,087,000)
 Proceeds from sale of securities available for sale                   691,000      4,727,000
                                                                   -----------    -----------

Net cash provided by investing activities                              595,000      1,603,000
                                                                   -----------    -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                          (134,000)        51,000
                                                                   -----------    -----------

Net cash (used for) provided by financing activities                  (134,000)        51,000
                                                                   -----------    -----------

Net increase in cash and equivalents                                   602,000      1,953,000

Cash and equivalents - beginning of year                             3,050,000      1,017,000
                                                                   -----------    -----------

Cash and equivalents - end of period                               $ 3,652,000    $ 2,970,000
                                                                   ===========    ===========

           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Notes to Condensed Financial Statements (unaudited)
------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:Note 1 - Interim Financial Statements:

The accompanying balance sheet as of June 30, 1997 and the statements of operations and of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1996. Interim operating results are not necessarily indicative of operating results for the full year.


Note 2 - Securities Available for Sale:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper.


Note 3 - Inventories:

Inventories consist of the following:



                      June 30,    December 31,
                        1997          1996
                     ----------   ------------

Raw materials        $2,533,000     $1,970,000
Work in process           7,000          8,000
Finished goods        1,672,000      3,235,000
                     ----------   ------------
                     $4,212,000     $5,213,000
                     ==========   ============


Note 4 - Earnings per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128, which applies to entities with publicly held common stock or potential common stock, establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15 and

       --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
-------------------------------------------------------------------------------

makes EPS comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

The following are unaudited pro forma EPS for the three and six month periods ended June 30, 1997 and 1996 assuming that SFAS 128 were in effect as of January 1, 1996:

                            Three Months Ended June 30,     Six Months Ended June 30,
                            ---------------------------     -------------------------
                                1997            1996           1997           1996
                            -------------   ------------    ----------     ----------
                             (unaudited)     (unaudited)    (unaudited)    (unaudited)

As reported:
 Primary EPS                 $       .00     $       .25    $      .11     $      .53
                             ===========     ===========    ==========     ==========

Pro forma:
 Basic and diluted EPS       $       .00     $       .25    $      .11     $      .53
                             ===========     ===========    ==========     ==========

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------


The information contained in this Management's Discussion and Analysis or Plan of Operation contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating the Company's future financial performance:

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the acquisition of the veterinary diagnostics business of Rhone Merieux S.A.S. (completed in July
1997), the 1996 acquisition of the business of International Canine Genetics, Inc. ("ICG"), or any other future acquisitions (collectively, the "Acquired Business"') will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics.

Competition
-----------

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Merial Limited (formerly known as Rhone Merieux) and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable in the three and six month periods ended June 30, 1997 and 1996 and for the year ended December 31, 1996, the Company has had a history of losses. Synbiotics has incurred an accumulated deficit of $9,046,000 at June 30, 1997, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold (TM) diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold (TM) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

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

Future Capital Needs; Uncertainty of Additional Funding
-------------------------------------------------------

The development and commercialization of Synbiotics' products requires substantial funds. Synbiotics' future capital requirements will depend on many factors, including cash flow from operations, the need to finance further acquisitions, if any, continued scientific progress in its products and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. Synbiotics anticipates that its existing, available cash, cash equivalents and short-term investments will be adequate to satisfy its current capital requirements and fund its current operations, although any large acquisition would require additional capital resources. There can be no assurance that additional financing, if required, will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. Debt financing would result in increased leverage and risk. In July 1997 the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of Rhone Merieux S.A.S.'s veterinary diagnostics business. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. If adequate funds are not available, Synbiotics may be required to delay, scale back or eliminate one or more of its research and development programs or seek to obtain funds through arrangements with collaborative partners or others even if the arrangements would require Synbiotics to relinquish certain rights to certain of its technologies, product candidates or products that Synbiotics would not otherwise relinquish.

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

Results of Operations

Total revenue for the second quarter of 1997 decreased by $241,000 or 5% from the quarter ended June 30, 1996, and increased for the six months ended June 30, 1997 by $906,000 or 8% over the six months ended June 30, 1996. The decrease in the second quarter of 1997 is primarily due to a decrease in product sales of $261,000 or 5%, and the increase during the six months ended June 30, 1997 is due primarily to an increase in product sales of $930,000 or 9%.

The decrease in product sales during the second quarter of 1997 comprises a decrease in diagnostic sales of $558,000 or 16% offset by a $306,000 or 18% increase in the sales of vaccines. The decreased diagnostic sales were primarily due to a decrease in canine heartworm product sales of $954,000 or 38%. The Company's sales of its canine heartworm diagnostic products are seasonal, and sales tend to be concentrated in the December to April time period as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The sales of the products are directly impacted by the timing of the Company's promotional programs, as well as those of the Company's competitors. It should be noted that, although the Company's canine heartworm diagnostic product sales during the second quarter of 1997 decreased 38% compared to the second quarter of 1996, such sales increased by 6% during the first quarter of 1997 compared to the first quarter of 1996. Additionally, sales of the products were also impacted by severe price competition from IDEXX Laboratories, the Company's main diagnostic competitor. In order to respond to the price competition, the Company's average selling prices of its canine heartworm diagnostic products decreased by 10% during the second quarter of 1997 compared to the second quarter of 1996. The decrease in canine heartworm diagnostic product sales was offset by $326,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996. Vaccine sales increased during the second quarter due to increased shipments of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers) and an increase in sales of vaccines to private label partners.

The increase in product sales during the six months ended June 30, 1997 comprises an increase in diagnostic sales of $894,000 or 12% and an increase in vaccine sales of $106,000 or 3%. The increase in diagnostic sales was primarily due to $649,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996. While the sales of the Company's diagnostic products, excluding those acquired from ICG, increased 3% compared to the six months ended June 30, 1996, it should be noted that unit sales of the Company's canine heartworm diagnostic products increased 11%. However, operations were significantly impacted by the severe price competition noted above, which resulted in a 5% reduction in the average selling price for canine heartworm diagnostic products during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. In addition, the increase in canine heartworm diagnostic product sales were offset by a decrease in the sales of D-TEC/(R)/ CB (canine brucellosis) which has been on back order since April 1996 as a result of third-party manufacturer production problems (the Company is currently in the process of transferring the manufacturing of this product in-house). Vaccine sales increased during the six months ended June 30, 1997 due to increased sales of vaccines to private label partners, offset by a decrease in shipments of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers).

Interest, license fees and other revenue during the second quarter of 1997 increased $20,000 or 19% over the second quarter of 1996 due to increased royalties earned on products licensed to third parties. Interest, license fees and other revenue during the six months ended June 30, 1997 decreased $24,000 or 8% from the six months ended June 30, 1996. The decrease was due to the non-recurrence of license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. The Daiichi arrangement is not expected to generate significant product sales revenues until 1998 at the earliest. The decrease in license fee revenue was offset by an increase in interest revenue due to an increased level of invested cash resulting from the sale of the Company's investment in Texas Biotechnology Corporation ("TBC") in the first and second quarters of 1996. The total proceeds received from the sale were $4,727,000 ($2,167,000 in the first quarter of 1996 and $2,560,000 in the second quarter of 1996). Sales of TBC stock resulted in a $774,000 gain in the second quarter of 1996 and a $1,159,000 gain during the six months ended June 30, 1996.

The cost of sales as a percentage of product revenue increased to 59% during the second quarter of 1997 compared to 50% for the quarter ended June 30, 1996. The increase is due to the decrease in average selling prices related to the Company's canine heartworm diagnostic products discussed above, as well as increased domestic shipments of bulk feline leukemia vaccine to Merial Limited (formerly known as Rhone Merieux, Inc.) located in Athens, Georgia ("Merial US") during the second quarter of 1997. The Company has contracted to sell bulk vaccine to Merial US at cost because the Company receives a royalty on Merial US's resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Merial Limited (formerly known as Rhone Merieux S.A.S.) located in France ("Merial France") are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 53% and 47% during the quarters ended June 30, 1997 and 1996, respectively, if the bulk sales to Merial US were not taken into consideration. The cost of sales as a percentage of sales also increased due to the fact that a larger percentage of product sales during 1997 were generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD
(TM) HW and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers. The cost of sales as a percentage of product revenue increased to 53% for the six months ended June 30, 1997 compared to 49% for the six months ended June 30, 1996. The increase is primarily due to factors similar to those discussed in the quarterly comparison, as well as being affected by a decrease in average selling prices for certain potentially short-dated vaccines during the first quarter of 1997. Cost of sales as a percentage of product revenue would have been 49% and 45% during the six months ended June 30, 1997 and 1996, respectively, if the bulk sales to Merial US were not taken into consideration.

Research and development expenses during the second quarter of 1997 increased by $62,000 or 25% over the quarter ended June 30, 1996, and increased during the six months ended June 30, 1997 by $152,000 or 33% over the six months ended June 30, 1996. The increases are primarily due to increased contracted research and development expenses and legal expenses related to patent filings. Research and development expenses as a percentage of revenue were 6% and 5% during the quarter ended June 30, 1997 and 1996, respectively, and were 5% and 4% during the six months ended June 30, 1997 and 1996, respectively.

Selling and marketing expenses during the second quarter of 1997 decreased by $105,000 or 9% from the quarter ended June 30, 1996, and remained relatively unchanged during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease during the second quarter is due primarily to the non-recurrence of advertising and sales promotion expenses related to the 1996 launch of the Company's Assure(R)/Parvo and ICT GOLD (TM) FeLV diagnostic products, which was offset by an increase in salaries and consulting expenses related to the acquisition of the operations of ICG. Selling and marketing expenses as a percentage of revenue were 21% and 22% during the quarter ended June 30, 1997 and 1996, respectively, and were 19% and 21% during the six months ended June 30, 1997 and 1996, respectively.

General and administrative expenses during the second quarter of 1997 increased by $231,000 or 49% over the quarter ended June 30, 1996, and increased during the six months ended June 30, 1997 by $510,000 or 60% over the six months ended June 30, 1996. The increases are due primarily to amortization of goodwill and additional payroll costs related to the acquisition of the operations of ICG. General and administrative expenses as a percentage of revenue were 14% and 9% during the quarter ended June 30, 1997 and 1996, respectively, and were 11% and 8% during the six months ended June 30, 1997 and 1996, respectively.

The provision for income taxes during the six months ended June 30, 1997 increased by $519,000 or 440% over the six months ended June 30, 1996. The combined Federal and state effective tax rate was 43% during the six months ended June 30, 1997 as compared to 4% during the six months ended June 30, 1996. The income tax provision during the six months ended June 30, 1997 comprises a current income tax provision of $42,000 and a deferred income tax provision of $595,000. The income tax provision during the six months ended June 30, 1996 comprises only a current income tax provision of $118,000. The current provision for income taxes during the six months ended June 30, 1997 and 1996 arose from alternative minimum taxes due to the utilization of net operating loss carryforwards. The increase in the deferred provision for income taxes is due to the fact that as of June 30, 1996 the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. At the end of 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. As a result, $595,000 (representing the tax effect of the change in the carrying amount of the deferred tax assets) was included in the 1997 statement of operations because, unlike in 1996, there was no longer any valuation allowance left to release it from. The deferred tax provision reduces the Company's deferred tax assets, but the amount of the deferred tax provision does not actually have to be paid to the Government.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $12,653,000 at June 30, 1997, are sufficient to meet its current working capital needs before considering the acquisition of the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. (see Part II,
Item 5). Management also believes that such working capital, together with the debt financing obtained in July 1997 from Banque Paribas in connection with such acquisition, will enable the Company to meet the current working capital needs of such acquired business as well as to pay the cash portion of the acquisition price. Banque Paribas made term loans of $10,000,000 to the Company and also issued a $5,000,000 revolving line of credit to the Company. The Company used the $10,000,000, and drew $1,493,000 on the revolving line of credit, in July 1997 to pay the cash portion of the acquisition price and certain related expenses.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality may be somewhat reduced by the acquisition of the veterinary diagnostic business of Rhone Merieux S.A.S., which is relatively less seasonal.

Because the veterinary diagnostic business acquired from Rhone Merieux S.A.S. is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be fairly comparable to results of operations in the near-term future.


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

None.

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

None.


Item 5.   Other Information:
          ------------------

On July 9, 1997 the Company acquired the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. pursuant to purchase agreements dated May 14, 1997. The consideration paid to Rhone Merieux was $10,659,000 in cash and plus 759,000 shares of newly issued, unregistered Synbiotics common stock valued at $3,178,000 (based upon the closing price of Synbiotics' Common Stock on July 9, 1997 which was $4.1875 per share). The shares issued by the Company include 230,000 shares which have been placed in escrow pending certain U.S. regulatory approvals and subsequent sales of related products. The 759,000 shares will be subject to certain registration rights as well as put and call provisions. Depending on performance of the combined business in the three years following the acquisition, Synbiotics may also pay up to $3,600,000 in contingent cash payments. The cash portion of the consideration was provided by a series of loans obtained from Banque Paribas.

Rhone Merieux and Synbiotics also entered into related agreements covering the supply of various products and services, collaborative research and development, licenses of Rhone Merieux patents, and the distribution of certain of the acquired products by Rhone Merieux. The collaborative research agreement gives Synbiotics a right of first refusal to acquire technology or products emanating from Rhone Merieux's future research efforts that have potential veterinary diagnostic applications.

In addition, the Company acquired Rhone Merieux's veterinary diagnostic research, manufacturing and European laboratory marketing organization based in Lyon, France.


Item 6.   Exhibits and Reports on Form 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

          10.64 Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated May 14, 1997./(1)/

          10.65  Stock Purchase Agreement between Rhone Merieux S.A.,
                   Institut De Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the Registrant, dated May 14, 1997./(2)/

          11.1   Computation of Earnings Per Share.

          27     Financial Data Schedule (for electronic filing purposes only).

          -----------------------

          (1) Incorporated herein by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

          (2) Incorporated herein by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

    (b)   Reports on Form 8-K
          -------------------

          None.


                                  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SYNBIOTICS CORPORATION


Date:  August 14, 1997         /s/ MICHAEL K. GREEN
                               --------------------
                               Michael K. Green
                               Vice President of Finance
                               and Chief Financial Officer
                               (signing both as a duly authorized officer and as
                               principal financial officer)