Form 10QSB
period 1997-09-30
SYNBIOTICS CORP
filed 1997-11-14
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 -------------

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


As of October 31, 1997, 8,184,803 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]      No [X]


================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----


Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations - Three and
           nine months ended September 30, 1997 and 1996                      2

         Condensed Consolidated Balance Sheet - September 30, 1997
           and December 31, 1996                                              3

         Condensed Consolidated Statement of Cash Flows - Nine months
           ended September 30, 1997 and 1996                                  4

         Notes to Condensed Financial Statements                              5

Item 2.  Management's Discussion and Analysis or Plan of Operation            9


Part II - Other Information

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                -----------------------   -------------------------
                                   1997         1996          1997          1996
                                ----------   ----------   -----------   -----------

Net sales                       $6,146,000   $3,747,000   $17,929,000   $14,598,000
Cost of sales                    3,387,000    2,285,000     9,648,000     7,620,000
                                ----------   ----------   -----------   -----------

Gross Profit                     2,759,000    1,462,000     8,281,000     6,978,000
                                ----------   ----------   -----------   -----------
Operating expenses:
 Research and development          541,000      261,000     1,154,000       721,000
 Selling and marketing           1,058,000      961,000     3,382,000     3,320,000
 General and administrative        774,000      794,000     2,138,000     1,649,000
                                ----------   ----------   -----------   -----------

                                 2,373,000    2,016,000     6,674,000     5,690,000
                                ----------   ----------   -----------   -----------

Income (loss) from operations      386,000     (554,000)    1,607,000     1,288,000

Other income (expense):
 License fees and other             79,000       77,000       234,000       307,000
 Interest, net                    (324,000)      77,000      (218,000)      132,000
 Gain on sale of securities
   available for sale                                                     1,159,000
                                ----------   ----------   -----------   -----------

Income (loss) before income
   taxes                           141,000     (400,000)    1,623,000     2,886,000

Provision (benefit) for
   income taxes                    261,000       (5,000)      898,000       113,000
                                ----------   ----------   -----------   -----------

Net income (loss)               $ (120,000)  $ (395,000)  $   725,000   $ 2,773,000
                                ==========   ==========   ===========   ===========

Net income (loss) per share     $     (.02)  $     (.07)  $       .09   $       .46
                                ==========   ==========   ===========   ===========

Weighted average shares
   outstanding                   7,790,000    6,000,000     7,759,000     6,013,000
                                ==========   ==========   ===========   ===========


Net income (loss) per share was computed based upon the weighted average number of shares outstanding, including common stock equivalents.


           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                 September 30,    December 31,
                                                      1997            1996
                                                 -------------    ------------
                                                  (unaudited)      (audited)
Assets

Current assets:
 Cash and equivalents                             $ 3,032,000   $ 3,050,000
 Securities available for sale                      3,060,000     2,872,000
 Accounts receivable                                3,281,000     1,363,000
 Inventories                                        5,592,000     5,213,000
 Deferred tax assets                                  372,000     1,045,000
 Other current assets                               1,323,000     1,353,000
                                                  -----------   -----------

   Total current assets                            16,660,000    14,896,000

Property and equipment, net                           914,000       656,000
Goodwill                                           15,648,000     5,347,000
Deferred tax assets                                 6,323,000     6,113,000
Other assets                                        1,480,000     1,555,000
                                                  -----------   -----------

                                                  $41,025,000   $28,567,000
                                                  ===========   ===========

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses            $ 3,305,000   $ 2,241,000
 Current portion of long-term debt                  1,000,000
 Income taxes payable                                 276,000
 Other current liabilities                                          650,000
                                                  -----------   -----------

   Total current liabilities                        4,581,000     2,891,000
                                                  -----------   -----------

Long-term debt                                      7,029,000
                                                  -----------   -----------

Mandatorily redeemable common stock                 2,754,000
                                                  -----------   -----------

Non-mandatorily redeemable common stock and other shareholders' equity:

  Common stock, no par value, 24,800,000 shares
   authorized, 7,426,000 and 7,392,000 shares
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively             35,613,000    35,566,000
  Common stock warrants                             1,003,000
  Cumulative translation adjustment                  (753,000)
  Accumulated deficit                              (9,202,000)   (9,890,000)
                                                  -----------   -----------

   Total non-mandatorily redeemable common
    stock and other shareholders' equity           26,661,000    25,676,000
                                                  -----------   -----------

                                                  $41,025,000   $28,567,000
                                                  ===========   ===========

           See accompanying notes to condensed financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September 30,
                                                       --------------------------
                                                           1997          1996
                                                       -----------    -----------
Cash flows from operating activities:
 Net income                                            $   725,000    $ 2,773,000
 Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                        1,056,000        599,000
    Gain on sale of securities available for sale                      (1,159,000)
    Changes in assets and liabilities:
      Accounts receivable                               (1,918,000)      (633,000)
      Inventories                                         (379,000)    (1,658,000)
      Deferred taxes                                       463,000
      Other assets                                      (8,175,000)      (192,000)
      Accounts payable and accrued expenses              1,064,000        514,000
      Income taxes payable                                 276,000
      Other liabilities                                   (650,000)       (38,000)
                                                       -----------    -----------

Net cash (used for) provided by operating activities    (7,538,000)       206,000
                                                       -----------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment                    (420,000)       (96,000)
 Investment in securities available for sale              (188,000)    (3,940,000)
 Proceeds from sale of securities available for sale                    4,727,000
                                                       -----------    -----------

Net cash (used for) provided by investing activities      (608,000)       691,000
                                                       -----------    -----------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt, net          10,775,000
 Payments of long-term debt                             (1,743,000)
 Proceeds from issuance of common stock, net              (151,000)       (25,000)
                                                       -----------    -----------

Net cash provided by (used for) financing activities     8,881,000        (25,000)
                                                       -----------    -----------

Net increase in cash and equivalents                       735,000        872,000

Effect of exchange rate changes on cash                   (753,000)
Cash and equivalents - beginning of year                 3,050,000      1,017,000
                                                       -----------    -----------

Cash and equivalents - end of period                   $ 3,032,000    $ 1,889,000
                                                       ===========    ===========

           See accompanying notes to condensed financial statements.

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations and of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by Synbiotics Corporation (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1996. Interim operating results are not necessarily indicative of operating results for the full year.

Note 2 - Acquisition:

On July 9, 1997 the Company acquired the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. ("RMD") pursuant to purchase agreements dated May 14, 1997 and amended July 9, 1997. The consideration paid to Rhone Merieux was $10,659,000 in cash and 759,000 shares of newly issued, unregistered Synbiotics common stock valued at $3,178,000 (based upon the closing price of Synbiotics' Common Stock on July 9, 1997 which was $4.1875 per share) (Note 6). The shares issued by the Company include 230,000 shares which have been placed in escrow pending certain U.S. regulatory approvals and subsequent sales of related products. The cash portion of the consideration was provided by a series of loans obtained from Banque Paribas (Note 5). Depending on performance of the combined business in the three years following the acquisition, Synbiotics may also pay up to $3,600,000 in contingent cash payments. The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $10,604,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. $3,918,000 of the purchase price is considered a non-cash financing activity for purposes of the statement of cash flows.

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

The Company's condensed consolidated statement of operations include the results of operations related to RMD for the period July 9, 1997 to September 30, 1997. The following are unaudited pro forma results of operations as if the transaction had been consummated on January 1, 1996:

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended
                             Three Months Ended        September 30,
                                September 30,    --------------------------
                                    1996            1997           1996
                             ------------------  -----------    -----------

Net Sales:
 As reported                     $3,747,000      $17,929,000    $14,598,000
                                 ==========      ===========    ===========

 Pro forma                       $4,217,000      $19,339,000    $16,008,000
                                 ==========      ===========    ===========

Net income (loss):
 As reported                     $(395,000)      $   725,000    $ 2,773,000
                                 ==========      ===========    ===========

 Pro forma                       $(370,000)      $   800,000    $ 2,848,000
                                 ==========      ===========    ===========

Net income (loss) per share:
 As reported                     $    (.07)      $       .09    $       .46
                                 ==========      ===========    ===========

 Pro forma                       $    (.06)      $       .10    $       .45
                                 ==========      ===========    ===========


Note 3 - Securities Available for Sale:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper and U.S. Government Treasury securities.


Note 4 - Inventories:

Inventories consist of the following:

                                              September 30,   December 31,
                                                  1997            1996
                                              -------------   ------------

Raw materials                                   $4,391,000     $1,970,000
Work in process                                     13,000          8,000
Finished goods                                   1,188,000      3,235,000
                                                ----------     ----------

                                                $5,592,000     $5,213,000
                                                ==========     ==========

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 5 - Long-Term Debt:

In conjunction with the acquisition of RMD (Note 2), the Company obtained a series of loans from Banque Paribas as follows: 1) $5,000,000, due May 31, 2002, bearing interest at the rate of prime plus .75% (effectively 9.25% at September 30, 1997), payable quarterly beginning August 31, 1997 in the amount of $250,000 of principal plus accrued interest, and secured by substantially all of the Company's assets; and 2) $5,000,000, due May 31, 2003, bearing interest at the rate of prime plus 1.25% (effectively 9.75% at September 30, 1997), interest only payable quarterly beginning August 31, 1997, and secured by substantially all of the Company's assets.

In addition, the Company also obtained a revolving line of credit from Banque Paribas whereby the Company may borrow up to $5,000,000 as determined by a borrowing base calculation. The line of credit bears interest at the rate of prime plus .75% (effectively 9.25% at September 30, 1997), with interest only payments to be made quarterly beginning August 31, 1997. Any outstanding principal is due May 31, 2002, although a portion of the outstanding principal may become due and payable as determined by a monthly borrowing base calculation. There were no borrowings outstanding under the line of credit at September 30, 1997.

Principal payments scheduled during the next five years and thereafter are as follows: 1997- $250,000, 1998 -$1,000,000, 1999 - $1,000,000, 2000 - $1,000,000,
2001 - $1,000,000, 2002 - $500,000, 2003 - $5,000,000.


Note 6 - Mandatorily Redeemable Common Stock:

The 759,000 shares issued in conjunction with the acquisition of RMD (Note 2) are subject to certain registration rights as well as put and call
provisions.   The put option gives Rhone Merieux the right, beginning on July 9,
2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the Company the right to acquire, at any time, all or any portion of the shares then owned by Rhone Merieux at a per share price of the greater of the average closing sale price of the Company's common stock for the 30 day period prior to the call or $5. Should the Company exercise its call option prior to July 9, 2001 at a call option price greater than $5 per share, the agreement requires the difference between the per share call option price and $5 to be shared by the Company and Rhone Merieux on a sliding scale basis. In addition, should Rhone Merieux sell all or any portion of the shares to a third party prior to July 9, 2001 at a price greater than $5 per share, the agreement requires the difference between the per share sales price and $5 to be shared by the Company and Rhone Merieux on a sliding scale basis. The Company has classified the shares on the balance sheet as mandatorily redeemable and is accreting the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.


Note 7 - Common Stock Warrants:

In conjunction with the acquisition of RMD (Note 2), the Company issued to Banque Paribas a warrant to purchase 240,000 unregistered shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model with the following

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

weighted-average assumptions: dividend yield of 0%; expected volatility of 57.8%; risk-free interest rate of 6.52%; and expected life of 10 years.


Note 8 - Earnings per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128, which applies to entities with publicly held common stock or potential common stock, establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15 and makes EPS comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

The following are unaudited pro forma EPS for the three and nine month periods ended September 30, 1997 and 1996 assuming that SFAS 128 were in effect as of January 1, 1996:

                     Three Months Ended         Nine Months Ended
                        September 30,             September 30,
                  ------------------------  ------------------------
                     1997          1996         1997        1996
                  -----------  -----------  -----------  -----------
                  (unaudited)  (unaudited)  (unaudited)  (unaudited)

As reported:
 Primary EPS         $(.02)       $(.07)       $ .09        $ .46
                     =====        =====        =====        =====

Pro forma:
 Basic EPS           $(.02)       $(.07)       $ .09        $ .47
                     =====        =====        =====        =====

 Diluted EPS         $(.02)       $(.07)       $ .09        $ .45
                     =====        =====        =====        =====

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

Patent Litigation Involving the Company's Canine Heartworm Diagnostic Products
------------------------------------------------------------------------------

Barnes-Jewish Hospital of St. Louis (the "Hospital") has filed a lawsuit against the Company claiming that the Company infringes a patent owned by the Hospital (see Part II, Item 1) and is seeking unspecified damages. As previously reported by Synbiotics, the Hospital is the owner of a patent which the Hospital alleges covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine heartworm diagnostic products. The Company believes that it does not infringe the Hospital's patent, and also believes that the Hospital's patent is invalid. However, in the event that the Company were to lose the lawsuit or enter into an unfavorable settlement agreement, there would be a materially adverse effect on the Company's financial condition and results of operations. In addition, patent litigation is likely to be costly and disruptive even if the Company were to prevail in the litigation.

The Hospital had previously sued IDEXX Laboratories, Inc., the Company's primary competitor for canine heartworm diagnostics, for patent infringement under the Hospital's patent; IDEXX's defense involved an assertion that the patent is invalid. On September 28, 1997, IDEXX announced a settlement of this suit for $5,500,000 (an undisclosed portion of which represents royalties on prior sales) and future royalties.

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the acquisition of the veterinary diagnostics business of Rhone Merieux S.A.S. ("RMD") (completed in July 1997), the 1996 acquisition of the business of International Canine Genetics, Inc. ("ICG"), or any other future acquisitions (collectively, the "Acquired Business"') will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics.

Competition
-----------

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Merial Limited (the successor to Rhone Merieux) and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable in the nine month periods ended September 30, 1997 and 1996 and for the year ended December 31, 1996, the Company has had a history of losses. Synbiotics has incurred a consolidated accumulated deficit of $9,202,000 at September 30, 1997, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

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

Sales and Marketing
-------------------

The Company's product distribution strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1996, sales to two distributors totalled 37% of the Company's gross revenues. In addition, RMD's products are presently sold through distributors. There can be no assurance that Synbiotics will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance of its products. To the extent Synbiotics enters into distributor arrangements, any revenues received by Synbiotics will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. IDEXX Laboratories' requirement that its distributors not carry the products of competitors such as Synbiotics has induced certain distributors to stop doing business with Synbiotics in order to carry IDEXX products instead. In addition, Synbiotics' sales of products, on a private-label basis, toward the over-the-counter market may cause an adverse reaction among Synbiotics' regular distributor and veterinarian customers.

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

Reliance on New and Recent Products
-----------------------------------

Synbiotics relies to a significant extent on new and recently developed products, and expects that it will need to continue to introduce new products to be successful in the future. There can be no assurance that Synbiotics will obtain and maintain market acceptance of its products. With respect to future products, there can be no assurance that such products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

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

Future Capital Needs; Uncertainty of Additional Funding
-------------------------------------------------------

The development and commercialization of Synbiotics' products requires substantial funds. Synbiotics' future capital requirements will depend on many factors, including cash flow from operations, the need to finance further acquisitions, if any, continued scientific progress in its products and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. Synbiotics anticipates that its existing, available cash, cash equivalents and short-term investments will be adequate to satisfy its current capital requirements and fund its current operations, although any large acquisition would require additional capital resources. There can be no assurance that additional financing, if required, will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. Debt financing would result in increased leverage and risk. In July 1997 the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of RMD. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. If adequate funds are not available, Synbiotics may be required, among other things, to delay, scale back or eliminate one or more of its research and development programs or seek to obtain funds through arrangements with collaborative partners or others even if the arrangements would require Synbiotics to relinquish certain rights to certain of its technologies, product candidates or products that Synbiotics would not otherwise relinquish.

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. A patentholder has filed a lawsuit asserting that the Company's key canine heartworm diagnostic tests infringe its patent (see Part II, Item 1).

There can be no assurance that such patentholder or other third parties will not assert other infringement claims against Synbiotics in the future or that any such assertions will not result in costly litigation or require Synbiotics to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Synbiotics, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block Synbiotics' ability to further develop, or commercialize, its products in the United States and abroad. Such claims could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on Synbiotics. Finally, litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, Synbiotics.

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

For marketing outside the United States, Synbiotics will be subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that Synbiotics will meet and sustain compliance with any such requirements.

Product Liability and Insurance
-------------------------------

The design, development and manufacture of Synbiotics' products involve an inherent risk of product liability claims and associated adverse publicity. Synbiotics has obtained liability insurance for potential product liability associated with the commercial sale of its products. There can be no assurance, however, that Synbiotics will be able to obtain or maintain such insurance. Although Synbiotics currently maintains general liability insurance, there can be no assurance that the coverage limits of Synbiotics' insurance policies will be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against Synbiotics in excess of Synbiotics' insurance coverage could have a material adverse effect upon Synbiotics.

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

Results of Operations

Net sales for the third quarter of 1997 increased by $2,399,000 or 64% over the quarter ended September 30, 1996, and increased for the nine months ended September 30, 1997 by $3,331,000 or 23% over the nine months ended September 1996. The increase in net sales during the third quarter of 1997 is primarily due to $2,029,000 in sales of diagnostic products acquired in conjunction with the acquisition of RMD in July 1997 and $292,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996. In addition, the sales of non-RMD and non-ICG diagnostic products increased 12% during the third quarter of 1997, offset by a 7% decrease in sales of vaccine products. The decrease in the vaccine sales is due to decreased sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), offset by an increase in sales of vaccines to private label partners. The increase in product sales during the nine months ended September 30, 1997 is primarily due to $2,029,000 in sales of diagnostic products acquired in conjunction with the acquisition of RMD in July 1997 and $942,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996.

The cost of sales as a percentage of product revenue decreased to 55% during the third quarter of 1997 compared to 61% for the quarter ended September 30, 1996. The decrease is due to the fact that the RMD sales in the 1997 period had a 76% gross margin. The high gross margin is a direct result of the products being manufactured by RMD rather than by third party manufacturers. In comparison, the Company's sales, exclusive of the RMD sales, in the 1997 period had a 33% gross margin. The reduced margin on non-RMD sales is due to the fact that a larger percentage of product sales during 1997 were generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers. Vaccines (other than feline leukemia virus vaccine) have particularly been a drain on profitability. The cost of sales as a percentage of product revenue increased to 54% for the nine months ended September 30, 1997 compared to 52% for the nine months ended September 30, 1996. The increase is primarily due to factors similar to those discussed in the quarterly comparison, but with the approximately three months of RMD sales having a relatively smaller beneficial impact. Gross margin during the nine months ended September 30, 1997 was also affected by a decrease in the average selling prices for the Company's canine heartworm products during the first six months of 1997 due to severe price competition from IDEXX Laboratories, the Company's main diagnostic competitor, as well as a decrease in average selling prices for certain potentially short-dated vaccines during the first quarter of 1997.

Research and development expenses during the third quarter of 1997 increased by $280,000 or 107% over the quarter ended September 30, 1996, and increased during the nine months ended September 30, 1997 by $433,000 or 60% over the nine months ended September 30, 1996. The increases are primarily due to the acquisition of RMD, which has its own research and development group, as well as increased contracted research and development expenses and legal expenses related to patent filings. Research and development expenses as a percentage of net sales were 9% and 7% during the quarter ended September 30, 1997 and 1996, respectively, and were 6% and 5% during the nine months ended 30, 1997 and 1996, respectively.

Selling and marketing expenses during the third quarter of 1997 increased by $97,000 or 10% over the quarter ended September 30, 1996, and remained relatively unchanged during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase during the third quarter is due primarily to the acquisition of RMD, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 17% and 26% during the quarter ended September 30, 1997 and 1996, respectively, and were 19% and 23% during the nine months ended September 30, 1997 and 1996, respectively.

General and administrative expenses during the third quarter of 1997 remained relatively unchanged during the third quarter of 1997 as compared to the quarter ended September 30, 1996 due to the non-recurrence of exit compensation related to the retirement of the Company's previous President on July 31, 1996, offset by goodwill amortization related to the acquisitions of ICG and RMD. General and administrative expenses increased during the nine months ended September 30, 1997 by $489,000 or 30% over the nine months ended September 30, 1996. The increase during the nine months ended September 30, 1997 are due primarily to amortization of goodwill and additional payroll costs related to the acquisition of both RMD and the operations of ICG. General and administrative expenses as a percentage of net sales were 13% and 21% during the quarter ended September 30, 1997 and 1996, respectively, and were 12% and 11% during the nine months ended September 30, 1997 and 1996, respectively.

Other income (expense) during the third quarter of 1997 decreased $399,000 from the third quarter of 1996 due primarily to interest expense related to the debt incurred in conjunction with the acquisition of RMD. Other income (expense) during the nine months ended September 30, 1997 decreased $423,000 from the nine months ended September 30, 1996. The decrease was due to the interest related to the debt incurred in conjunction with the acquisition of RMD, as well as the non-recurrence of license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. The Daiichi arrangement is not expected to generate significant product sales revenues until 1998 at the earliest. The increased interest expense was partially offset by an increase in interest revenue due to an increased level of invested cash resulting from the sale of the Company's investment in Texas Biotechnology Corporation ("TBC") in the first and second quarters of 1996. The total proceeds received from the sale were $4,727,000. Sales of TBC stock resulted in a $1,159,000 gain during the nine months ended September 30, 1996.

The provision for income taxes during the nine months ended September 30, 1997 increased by $785,000 or 695% over the nine months ended September 30, 1996. The income tax provision for 1997 includes $411,000 in foreign income taxes resulting from the RMD operations. The combined Federal and state effective tax rate was 51% during the nine months ended September 30, 1997 as compared to 4% during the nine months ended September 30, 1996. The income tax provision during the nine months ended September 30, 1997, in addition to the foreign income taxes, comprises a current income tax provision of $21,000 and a deferred income tax provision of $466,000. The income tax provision during the nine months ended September 30, 1997 comprises only a current income tax provision of $113,000. The current provision for income taxes during the nine months ended September 30, 1997 and 1996 arose from alternative minimum taxes due to the utilization of net operating loss carryforwards. The increase in the deferred provision for income taxes is due to the fact that as of September 30, 1996 the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. At the end of 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. As a result, $466,000 (representing the tax effect of the change in the carrying amount of the deferred tax assets) was included in the 1997 statement of operations because, unlike in 1996, there was no longer any valuation allowance left to release it from. The deferred tax provision reduces the Company's deferred tax assets, but the amount of the deferred tax provision does not actually have to be paid to the Government.

Because RMD is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be fairly comparable to results of operations in the near-term future.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $12,079,000 at September 30, 1997, are sufficient to meet its current working capital needs and service the debt related to the acquisition of RMD.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality may be somewhat reduced by the acquisition of RMD, which is relatively less seasonal.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
          -----------------

Barnes-Jewish Hospital v. Synbiotics Corporation - United States District Court
-------------------------------------------------------------------------------
for the Eastern District of Missouri, Eastern Division
------------------------------------------------------

As previously reported by Synbiotics, Barnes-Jewish Hospital of St. Louis (the "Hospital") is the owner of a patent which the Hospital alleges covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine heartworm diagnostic products. The Company believes that it does not infringe the Hospital's patent, and also believes that the Hospital's patent is invalid. On September 29, 1997, the Hospital sued the Company in the United States District Court for the Eastern District of Missouri for patent infringement, seeking unspecified damages.

The Company has also brought an action, seeking a declaratory judgment that the Company does not infringe the Hospital's patent and/or that the Hospital's patent is invalid, against the Hospital in the United States District Court for the Southern District of California.

The Hospital had previously sued IDEXX Laboratories, Inc., the Company's primary competitor for canine heartworm diagnostics, for patent infringement under the Hospital's patent; IDEXX's defense involved an assertion that the patent is invalid. IDEXX announced a settlement of this suit on September 28, 1997.


Item 2.   Changes in Securities
          ---------------------

On July 9, 1997, the Company issued 759,018 shares of newly issued unregistered Synbiotics common stock to Rhone Merieux S.A.S. as partial consideration for the acquisition of RMD. In conjunction with the acquisition of RMD, the Company issued to Banque Paribas, from whom the Company obtained a series of loans to finance the cash portion of the RMD acquisition, a warrant to purchase 239,950 shares of unregistered Synbiotics common stock at an exercise price of $.01 per share. The shares of common stock issued or issuable in conjunction with both of these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Shareholders was held on July 24, 1997. The following matters were submitted to a vote, with the results indicated below:

     (a) Election of directors:

                                                                        Broker
               Nominee              For    Against  Abstain  Withheld  Non-votes
               -------          ---------  -------  -------  --------  ---------
         Patrick Owen Burns     6,163,432    n/a      n/a    376,003       0
         Kenneth M. Cohen       6,164,632    n/a      n/a    374,803       0
         James C. DeCesare      6,164,532    n/a      n/a    374,903       0
         Brenda D. Gavin, DVM   6,161,182    n/a      n/a    378,253       0
         M. Blake Ingle, Ph.D.  6,164,082    n/a      n/a    375,353       0
         Donald E. Phillips     6,164,182    n/a      n/a    375,253       0

     (b) Approval of the amendment of the Company's 1995 Stock Option/Stock Issuance Plan:

         For:  3,320,312    Against:  854,081    Abstain:  94,740


Item 5.   Other Information
          -----------------

None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          -------

           2.4 Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated May 14, 1997./(1)/

           2.4.1 Amendment No. 1 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997/(2)/.

           2.4.2 Amendment No. 2 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997/(3)/.

           2.5 Stock Purchase Agreement between Rhone Merieux S.A., Institut De Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the Registrant, dated May 14, 1997./(4)/

          2.5.1 Amendment No. 1 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997/(5)/.

          2.5.2 Amendment No. 2 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997/(6)/.

          10.64 Credit Agreement among the Registrant, the Banks Named Herein and Banque Paribas as Agent, dated as of July 9, 1997/(7)/.

          10.65 Stock Restriction and Rights Agreement between the Registrant and Rhone Merieux S.A.S., dated as of July 9, 1997.

          10.66 Warrant Agreement between the Registrant and Banque Paribas, dated as of July 9, 1997.

          11.1    Computation of Earnings Per Share.

          27      Financial Data Schedule (for electronic filing purposes only).

          ------------

          (1) Incorporated herein by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

          (2) Incorporated herein by reference to Exhibit 2.4.1 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

          (3) Incorporated herein by reference to Exhibit 2.4.2 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

          (4) Incorporated herein by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

          (5) Incorporated herein by reference to Exhibit 2.5.1 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

          (6) Incorporated herein by reference to Exhibit 2.5.2 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

          (7) Incorporated herein by reference to Exhibit 10.64 to the Registrant's Current Report on Form 8-K dated July 9, 1997.


     (b)  Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K dated July 9, 1997 reflecting the acquisition of the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. pursuant to purchase agreements dated May 14, 1997 and amended July 9, 1997. The report on Form 8-K was subsequently amended.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNBIOTICS CORPORATION


Date:  November 14, 1997               /s/ Michael K. Green
                                       -------------------------------
                                       Michael K. Green
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (signing both as a duly authorized
                                       officer and as principal financial
                                       officer)

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

    2.4 Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated May 14, 1997./(1)/

    2.4.1 Amendment No. 1 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997/(2)/.

    2.4.2 Amendment No. 2 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997/(3)/.

    2.5 Stock Purchase Agreement between Rhone Merieux S.A., Institut De Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the Registrant, dated May 14, 1997./(4)/

    2.5.1 Amendment No. 1 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997/(5)/.

    2.5.2 Amendment No. 2 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997/(6)/.

   10.64 Credit Agreement among the Registrant, the Banks Named Herein and Banque Paribas as Agent, dated as of July 9, 1997/(7)/.

   10.65 Stock Restriction and Rights Agreement between the Registrant and Rhone Merieux S.A.S., dated as of July 9, 1997.

   10.66 Warrant Agreement between the Registrant and Banque Paribas, dated as of July 9, 1997.

   11.1      Computation of Earnings Per Share.

   27        Financial Data Schedule (for electronic filing purposes only).

             ------------

             (1) Incorporated herein by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

             (2) Incorporated herein by reference to Exhibit 2.4.1 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

             (3) Incorporated herein by reference to Exhibit 2.4.2 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

             (4) Incorporated herein by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated July 9, 1997.

             (5) Incorporated herein by reference to Exhibit 2.5.1 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

             (6) Incorporated herein by reference to Exhibit 2.5.2 to the Registrant's Current Report on Form 8-K/A dated July 9, 1997.

             (7) Incorporated herein by reference to Exhibit 10.64 to the Registrant's Current Report on Form 8-K dated July 9, 1997.