Form 10KSB40
period 1997-12-31
SYNBIOTICS CORP
filed 1998-04-14
CIK 719483

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                       OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ending December 31, 1997 were $23,826,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 24, 1997 was approximately $16,637,000 based on the closing sale price as reported by the Nasdaq National Market.

As of March 31, 1998, 8,643,147 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]
================================================================================

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

On July 9, 1997, the Company acquired Synbiotics Europe SAS ("SBIO-E") (formerly Rhone Merieux Diagnostics, S.A.S.), the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. pursuant to purchase agreements dated May 14, 1997 and amended July 9, 1997.

On October 25, 1996 the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG") pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996. The operations acquired from ICG consist of the manufacturing and marketing of canine reproduction diagnostic products and services, PennHIP/(R)/ (a diagnostic test for canine hip dysplasia) and nutritional supplements sold to breeders and owners of purebred dogs and their veterinarians.

Synbiotics is blending its research and development, acquisitions, and licensing agreements with its distribution through established global channels. The Company's product portfolio consists of sixty-two diagnostic test kits and detection devices, one veterinary immunotherapeutic product, and seven vaccines. Many of its products hold strong positions in their specific markets.

On March 6, 1998, the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care.

BUSINESS STRATEGY

The Company's strategy is to grow from its established position in the market through new products and technologies, expanded distribution, enhanced marketing and acquisitions and licensing.

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

Synbiotics' most commercially successful products are its canine heartworm diagnostics (representing 33% of 1997 sales). The Company estimates that it has a 25% - 30% share of the estimated $30 million U.S. heartworm diagnostics market. Sales in this segment have historically been strongest during the December to April time period when distributors purchase merchandise to sell to veterinarians for the heartworm season.

MARKETING

Synbiotics sells its products in the United States, Europe and, to a limited extent, Latin America. In the United States, the Company markets its line through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. In addition, Synbiotics sells vaccine products to distributors, on a private label basis, for resale to the over-the-counter market and through catalogs. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, Synbiotics sells its small animal products through distributors, and on an OEM basis, and its large animal products directly to laboratories. The Company maintains a small marketing and sales force, and this internal staff services the sales network by training distributor representatives, responding to technical inquiries, advertising and promoting products through direct mail, telemarketing, and journal advertisements, and providing other marketing support functions. However, this strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1997, sales to two distributors totalled 40% of the Company's gross revenues.


MANUFACTURING

Synbiotics manufactures most of its products at its facilities located in San Diego, California and Lyons, France. However, Synbiotics relies on outside manufacturers for its ICT Gold/(TM)/, VetRED/(R)/ and WITNESS/(R)/ diagnostic tests and for all of its vaccine products. The ICT Gold/(TM)/, VetRED/(R)/ and WITNESS/(R)/ products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers.

PATENTS AND TRADE SECRETS

The Company believes that its proprietary technology is an important competitive factor in its business, and that protection of its intellectual property rights is a high priority. The Company believes that the basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. The complex biological and chemical process, however, is subject to numerous improvements, variations and applications of hybridoma technology which may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, the Company generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. The Company also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, the Company has been granted eleven U.S. patents and has three U.S. patents pending.

GOVERNMENT REGULATION

Most diagnostic test kits for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture ("USDA"). Germany and Japan are the only foreign countries in which the Company markets its products that require governmental approval. Synbiotics' semen freezing products and ovulation timing diagnostic products for dogs fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA. The Company is also subject to additional regulation in connection with its pet food products.

The Company's manufacturing facility in the United States is licensed by the USDA. The Company adheres to Good Manufacturing Practices ("GMP") standards. The Company's SBIO-E manufacturing facility is not licensed by any foreign regulatory agency (as there is no licensing requirement) nor by the USDA (as the products manufactured at the facility are not currently sold in the United States). Should the Company wish to sell in the U.S. the products manufactured by SBIO-E, the facility will have to obtain a license from the USDA.

In addition to the foregoing, the Company's operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to the Company's business. The Company has no reason to believe that any such future legislation and/or rules would be materially adverse to its business.

COMPETITION

The Company believes that it is the second-leading competitor in the animal health diagnostic market. Most of the Company's competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $263,000,000 that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Merial Animal Health, Schering-Plough, and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as the Company.

RESEARCH AND DEVELOPMENT

The Company spent approximately $1,692,000 and $994,000 on research and development activities during the years ended December 31, 1997 and 1996, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

EMPLOYEES

As of December 31, 1997, the Company had a total of 104 employees worldwide, all of whom were full-time.

RAW MATERIALS

The manufacturing of diagnostics, therapeutics and vaccines requires raw materials which generally are, and have been, readily available from several sources. A majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the third quarter of 1998. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the fourth quarter of 1998, will be materially adversely affected.


ITEM 2.   PROPERTIES
          ----------

The Company leases two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house the Company's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. The Company also leases an approximately 13,000 square foot building in Lyons, France which houses SBIO-E's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. Management believes that these facilities are adequate for the Company's current level of operations. The Company also leases a Malvern, Pennsylvania facility for operating its PennHIP(R) business, a sales office in Kansas City, Missouri, and, since the Prisma acquisition, the Rome, New York facilities Prisma had occupied.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The Company's common stock is quoted in the Nasdaq National Market under the symbol SBIO. Price ranges reported are the high and low trade price information as reported by the Nasdaq National Market. No cash dividends have ever been paid, and the Company does not currently anticipate paying cash dividends in the foreseeable future. As of March 31, 1998, there were approximately 517 shareholders of record of the Company's common stock.


 Year        Quarter        High    Low
------  ----------------  ------- -------
1996      First Quarter    $3.13   $2.25
          Second Quarter   $5.50   $2.38
          Third Quarter    $4.63   $3.50
          Fourth Quarter   $4.50   $3.00


           Year        Quarter        High    Low
          ------  ----------------  ------- -------
          1997      First Quarter    $5.38   $3.00
                    Second Quarter   $4.38   $3.13
                    Third Quarter    $4.63   $3.13
                    Fourth Quarter   $4.13   $2.63


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

The information contained in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report on Form 10-KSB contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information.
The following risk factors should be considered in evaluating the Company's forward-looking statements:

Patent Litigation Involving the Company's Canine Heartworm Diagnostic Products
------------------------------------------------------------------------------

Barnes-Jewish Hospital of St. Louis (the "Hospital") has filed a lawsuit against the Company claiming that the Company infringes a patent owned by the Hospital (see Item 3 - Legal Proceedings) and is seeking unspecified damages. As previously reported by Synbiotics, the Hospital is the owner of a patent which the Hospital alleges covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine heartworm diagnostic products. The Company believes that it does not infringe the Hospital's patent, and also believes that the Hospital's patent is invalid. However, in the event that the Company were to lose the lawsuit or enter into an unfavorable settlement agreement, there would be a materially adverse effect on the Company's financial condition and results of operations. In addition, patent litigation is likely to be costly and disruptive even if the Company were to prevail in the litigation.

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

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma, the 1997 acquisition of the veterinary diagnostics business of SBIO-E, the 1996 acquisition of the business of ICG, or any other future acquisitions (collectively, the "Acquired Business"') will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics.

Competition
-----------

Competition in the animal health care industry is intense. Many competitors, such as Pfizer Animal Health, Merial Animal Health (the successor to Rhone Merieux), Schering-Plough and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Synbiotics has incurred a consolidated accumulated deficit of $9,754,000 at December 31, 1997, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold/(TM)/, VetRED/(R)/ and WITNESS/(R)/ diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold/(TM)/, VetRED/(R)/ and WITNESS/(R)/ products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

If Synbiotics should encounter delays or difficulties in its relationships with manufacturers, the resulting problems could have a material adverse effect on Synbiotics. In fact, a majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the third quarter of 1998. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the fourth quarter of 1998, will be materially adversely affected.

Sales and Marketing
-------------------

The Company's product distribution strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1997, sales to two distributors totalled 40% of the Company's net sales. In addition, SBIO-E's small animal products are presently sold through distributors, while its large animal products are sold directly to laboratories. There can be no assurance that Synbiotics will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance of its products. To the extent Synbiotics enters into distributor arrangements, any revenues received by Synbiotics will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful.

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

In July 1997, the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of SBIO-E. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent.

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

Seasonality
-----------

Synbiotics has experienced some seasonality in its business, with sales highest in December to April, the time period in which distributors purchase canine heartworm diagnostic products to sell to veterinarians for the heartworm season. This seasonality may be somewhat reduced by the acquisition of SBIO-E, which is relatively less seasonal. There can be no assurance that such seasonality will not have a material adverse impact on Synbiotics' operations.

Patents and Proprietary Technology
----------------------------------

Synbiotics generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. Synbiotics also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, Synbiotics has been granted eleven U.S. patents and has three U.S. patents pending.

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. A patentholder has filed a lawsuit asserting that the Company's key canine heartworm diagnostic tests infringe its patent (see Item 3 - Legal Proceedings).

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

Government Regulation
---------------------

Synbiotics' business is subject to substantial regulation by the United States government (see Item 1 - Business--Government Regulation). In addition, Synbiotics' operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to Synbiotics' business. There can be no assurance that Synbiotics will be found in compliance with any of the various regulations to which it is subject.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

Net sales for the year ended December 31, 1997 increased by $6,069,000 or 35% over the year ended December 31, 1996. The increase in net sales is primarily due to $3,724,000 in sales of diagnostic products acquired in conjunction with the acquisition of SBIO-E in July 1997 and $1,117,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996. In addition, the sales of non-SBIO-E and non-ICG diagnostic products increased 13% during 1997. Sales of vaccine products in 1997 were flat compared to 1996. However, sales of vaccines to private label partners in 1997 increased by 60% over 1996, offset by a 14% decrease in other vaccine sales due to decreased sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers). Sales of vaccines have also been negatively impacted by severe competition from Pfizer, Fort Dodge and Solvay who manufacture their own vaccine products, whereas the Company's vaccines are all manufactured by third parties. During the fourth quarter of 1997, the Company stopped selling its vaccines (except for its feline leukemia vaccines) to distributors and focused its efforts on selling vaccines to private label partners for resale to the over-the-counter market and through catalogs.

A majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the third quarter of 1998. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the fourth quarter of 1998, will be materially adversely affected.

The cost of sales as a percentage of net sales decreased to 55% during 1997 compared to 56% for 1996 (i.e., gross margin increased to 45% from 44%). The higher gross margin is a direct result of the fact that 81% of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers. In comparison, the Company's sales, exclusive of the SBIO-E sales, in 1997 had a 43% gross margin. The reduced margin on 1997 non-SBIO-E sales is due to the fact that a larger percentage of net sales during 1997 were generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK/(R)/ canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD/(TM)/ HW, VetRED/(R)/, WITNESS/(R)/ and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers. Vaccines (other than feline leukemia virus vaccine) have particularly been a drain on profitability. Gross margin during 1997 was also affected by a decrease in the average selling prices for the Company's canine heartworm products during the first six months of 1997 due to severe price competition from IDEXX Laboratories, the Company's main diagnostic competitor, as well as a decrease in average selling prices for certain potentially short-dated vaccines during the first quarter of 1997.

Research and development expenses during 1997 increased by $698,000 or 70% over 1996. The increase is primarily due to the acquisition of SBIO-E, which has its own research and development group, as well as increased contracted research and development expenses and legal expenses related to patent filings. Research and development expenses as a percentage of net sales were 7% and 6% during 1997 and 1996, respectively.

Selling and marketing expenses during 1997 increased by $327,000 or 8% over 1996. The increase is due primarily to the acquisition of SBIO-E, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 19% and 24% during 1997 and 1996, respectively.

General and administrative expenses during 1997 increased by $1,484,000 or 72% over 1996. The increase is due primarily to amortization of goodwill and additional payroll costs related to the acquisition of both SBIO-E and the operations of ICG. General and administrative expenses as a percentage of net sales were 15% and 12% during 1997 and 1996, respectively.

Other income (expense) during 1997 decreased by $1,759,000 or 99% from 1996 due primarily to the non-recurrence of the $1,159,000 gain in 1996 from the sale of the Company's investment in Texas Biotechnology Corporation ("TBC"). The remaining decrease is due to interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E and the non-recurrence of license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's vaccine and diagnostic products in Japan. The interest expense was partially offset by an increase in interest revenue due to an increased level of invested cash resulting from the proceeds received from the sale of the TBC shares in 1996.

The income tax provision for 1997 includes $97,000 in foreign income taxes resulting from the SBIO-E operations. The combined Federal and state effective tax rate was 73% during 1997 as compared to -325% during 1996. The income tax provision during 1997, in addition to the foreign income taxes, comprises a current income tax provision of $6,000 and a deferred income tax provision of $456,000. The income tax provision during 1996 comprises a current income tax provision of $64,000 and a deferred income tax benefit of $7,158,000. The current provision for income taxes during 1997 and 1996 arose from alternative minimum taxes due to the utilization of net operating loss carryforwards. The increase in the deferred provision for income taxes is due to the fact that as of December 31, 1995 the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. At the end of 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. As a result, $463,000 (representing the tax effect of the change in the carrying amount of the deferred tax assets) was included in the 1997 statement of operations because, unlike in 1996, there was no longer any valuation allowance left to release it from. In addition, the 1997 deferred state tax provision includes $294,000 related to the expiration of state net operating loss carryforward. The deferred tax provision reduces the Company's deferred tax assets, but the amount of the deferred tax provision does not actually have to be paid to the Government.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important and meaningful tool in comparing its performance from year to year. While there are many interpretations in the financial community as to the physical calculation of EBITDA, the Company calculates EBITDA as net income plus the sum of 1) interest expense, 2) income tax expense, 3) depreciation expense and 4) amortization expense. However, it should be noted that EBITDA is not an equivalent of, nor a substitute for, cash flow. EBITDA for 1997 was $2,712,000 as compared to $3,027,000 for 1996, a decrease of $315,000 or 10%. The decrease is due, in addition to the above factors, to the non-recurrence of the 1996 gain on the sale of the TBC shares, offset by the interest on the debt issued in conjunction with the acquisition of SBIO-E and a larger amount of goodwill amortization in 1997 (due to a full year's amortization related to the ICG acquisition, as well as the amortization related to the SBIO-E acquisition). After excluding the non-recurring 1996 gain on the sale of the TBC shares, EBITDA increased $844,000 during 1997.

Because SBIO-E is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be comparable to results of operations in the near-term future.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

Net sales for the year ended December 31, 1996 increased by $3,541,000 or 26% over the year ended December 31, 1995. The increase in net sales was due to an increase in diagnostic sales of $1,772,000 or 20%, a $1,648,000 or 33% increase in the sales of vaccines and $121,000 of PennHIP/(R)/ and semen storage related revenues. The increased diagnostic sales are primarily due to increased average selling prices, the introduction of the Company's DiroCHEK TF/(R)/ canine heartworm diagnostic product, Assure/(R)//Parvo, a canine parvovirus diagnostic product, and ICT GOLD/(TM)/ FeLV, the Company's new feline leukemia diagnostic, and canine breeding diagnostic products acquired from International Canine Genetics, Inc. ("ICG"). The increased average selling prices of the Company's existing diagnostic products resulted from a general price increase during the third quarter of 1996, as well as the non-recurrence of promotional pricing which was in effect during the third quarter of 1995. Also, in 1996 the Company was able to market its ICT GOLD/(TM)/ HW canine heartworm diagnostic for the full year (the product was introduced in March 1995). The PennHIP/(R)/ and semen storage revenues were due to the acquisition of ICG's operations in October 1996. Vaccine sales increased due to sales to private label partners and increased shipments of bulk feline leukemia vaccine, offset by a decrease in average selling prices related to certain potentially short-dated vaccines.

The cost of sales as a percentage of net sales decreased to 56% during the year ended December 31, 1996 as compared to 59% for the year ended December 31, 1995. The improvement is due primarily to the increase in average selling prices discussed above and the non-recurrence of a $243,000 write-off of vaccine inventory during 1995. These factors were partially offset by extra costs in connection with the 1996 transition of vaccine manufacturing from one third party to another and by an increase in inventory reserves related to potentially short-dated products. In addition, the cost of products as a percentage of product revenue is impacted by domestic shipments of bulk feline leukemia vaccine to Rhone Merieux, Inc. (located in Athens, Georgia). The Company has contracted to sell bulk vaccine to Rhone Merieux, Inc. at cost because the Company receives a royalty on Rhone Merieux, Inc.'s resulting product sales in the United States. By contrast, the Company's international sales of bulk feline leukemia vaccine to Rhone-Merieux of France are at a profit, not at cost. Cost of sales as a percentage of product revenue would have been 52% and 53% during the years ended December 31, 1996 and 1995, respectively, if the zero margin bulk sales were not taken into consideration.

Research and development expenses increased by $88,000 or 10% over 1995 due to increased license amortization and consulting expenses resulting from a licensing and research development agreement which was entered into in January 1996. Research and development expenses as a percentage of net sales were 6% and 7% in 1996 and 1995, respectively.

General and administrative expenses increased by $571,000 or 38% over 1995. The increases are due to a $335,000 compensation package related to the retirement of the Company's President on July 31, 1996, the hiring of a new Chief Executive Officer in May 1996 and an increase in certain patent-related legal expenses and the amortization of intangibles purchased from ICG. General and administrative expenses as a percentage of net sales were 12% and 11% in 1996 and 1995, respectively.

Other income (expense) increased during 1996 increased by $400,000 or 29% over 1995 due primarily to the sale of the Company's investment in Texas Biotechnology Corporation ("TBC"). On February 27, 1996 and February 28, 1996, the Company sold a total of 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $3.573 per share. During the period April 25, 1996 to May 2, 1996, the Company sold its remaining 614,000 shares of TBC common stock on the American Stock Exchange at an average selling price of $4.205 per share. As a result of the transactions, the Company recognized a gain of $1,159,000 during 1996. The net proceeds received from the sales, which totalled $4,727,000, will be used primarily for working capital requirements and to fund business opportunities such as acquisitions. On June 30, 1995, the Company received 573,000 shares of TBC common stock resulting from the satisfaction of a certain contingency on May 31, 1995 related to the acquisition of ImmunoPharmaceutics, Inc. ("IPI") by TBC in July 1994 and recognized a gain for financial reporting purposes in the amount of $931,000.
In addition, interest income, license fees and other revenues increased $208,000 over 1995 due primarily to an increased level of invested cash resulting from the TBC sale and a $75,000 license fee received in conjunction with the Daiichi distribution agreement, offset by a $66,000 decrease in royalty income from Rhone Merieux.

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

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important and meaningful tool in comparing its performance from year to year. While there are many interpretations in the financial community as to the physical calculation of EBITDA, the Company calculates EBITDA as net income plus the sum of 1) interest expense, 2) income tax expense, 3) depreciation expense and 4) amortization expense. However, it should be noted that EBITDA is not an equivalent of, nor a substitute for, cash flow. EBITDA for 1996 was $3,027,000 as compared to $1,531,000 for 1995, an increase of $1,496,000 or 98%. The increase is due, in addition to the above factors, to the 1996 gain on the sale of the TBC shares (an additional $931,000 was recognized in 1995 related to the acquisition of IPI by TBC), and the goodwill amortization in 1996 related to the ICG acquisition.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Management believes that the Company's present capital resources, which included working capital of $11,258,000 at December 31, 1997, are sufficient to meet its current working capital needs and service the debt related to the acquisition of SBIO-E through 1998. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality may be somewhat reduced by the acquisition of SBIO-E, which is relatively less seasonal.

Impact of the Year 2000 Issue
-----------------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has determined that the financial and manufacturing systems used in its U.S. operations are not year 2000 compliant. However, the software manufacturer has provided the necessary software to make the systems year 2000 compliant, and the Company plans on implementing the software changes in the third quarter of 1998. As the Company has an ongoing maintenance agreement with the software vendor, which includes the year 2000 software changes, the Company does not expect to have a material impact on its results of operations related to implementing the software changes.

The computer systems of SBIO-E are not affected by the year 2000 issue as new systems had to be acquired subsequent to the acquisition and those systems were already year 2000 compliant.

Other
-----

On March 6, 1998, the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care. The consideration paid to the stockholders of Prisma was a $1,000,000 convertible note, 458,000 newly issued and unregistered shares of the Company's common stock and the issuance of options to purchase 157,000 shares of the Company's common stock, with an exercise price of $.0016 per share, in replacement of Prisma's outstanding stock options. The 458,000 shares and 157,000 stock options numbers were calculated by dividing $2,000,000 by $3.25, which was the average closing price of Synbiotics' common stock for the thirty trading days prior to March 6, 1998.

The convertible note (which was issued to only one of the Prisma stockholders) is due March 5, 1999, bears interest at the rate of 5% per year and is unsecured. The note is convertible at any time, at the option of the Company, into a number of unregistered shares of the Company's common stock equal to the outstanding principal and accrued interest divided by the average closing price of the Company's common stock for the thirty trading days immediately prior to the conversion. The note is subordinate to the Company's notes payable to Banque Paribas.

The Company believes that Prisma's products will be of significant strategic importance to the Company. However, there can be no assurance that the anticipated benefits of the acquisition will be realized. The acquisition will involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Prisma, dilutive issuances of equity and/or debt securities, accounting charges, operating companies in different geographic locations, the potential loss of key employees of Prisma, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no direct prior experience. In addition, there can be no assurance that the acquisition will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to further product development work, operational disruptions, unexpected expenses and accounting charges which may be associated with the acquisition and integration of Prisma.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                                              PAGE
                                                                                              ----

Report of Independent Accountants                                                              16

Report of Independent Accountants                                                              17

Consolidated Balance Sheet as of December 31, 1997 and 1996                                    18

Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995      19

Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995      20

Consolidated Statement of Non-Mandatorily Redeemable Common Stock and Other
  Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995                    21

Notes to Consolidated Financial Statements                                                     23

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders of Synbiotics Corporation


In our opinion, based upon our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Synbiotics Europe SAS, a wholly-owned subsidiary, which statements reflect total assets of $12,991,000 at December 31, 1997 and total sales of $3,724,000 for the six months ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Synbiotics Europe SAS, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
March 25, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders
 Synbiotics Europe SAS

We have audited the accompanying balance sheet of Synbiotics Europe SAS as of December 31, 1997, and the related statements of operations, of cash flows and of shareholders' equity, for the six month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synbiotics Europe SAS as of December 31, 1997 and the results of its operations and its cash flows for the six month period then ended in conformity with generally accepted accounting principles as recognized in the United States of America.


COOPERS & LYBRAND AUDIT

Lyons, France
March 18, 1998

Synbiotics Corporation

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                   DECEMBER 31,
                                                                         -------------------------------
                                                                             1997               1996
                                                                         ------------       ------------
ASSETS

Current assets:
 Cash and equivalents                                                    $  2,190,000       $  3,050,000
 Securities available for sale                                              3,394,000          2,872,000
 Accounts receivable (net of allowance for doubtful accounts
   of $196,000 and $86,000 at December 31, 1997 and 1996)                   4,396,000          1,363,000
 Inventories                                                                5,187,000          5,213,000
 Deferred taxes                                                               303,000          1,045,000
 Other current assets                                                         359,000            990,000
                                                                         ------------       ------------


   Total current assets                                                    15,829,000         14,533,000
Property and equipment, net                                                 1,102,000            656,000
Goodwill                                                                   11,542,000          5,347,000
Deferred taxes                                                              6,417,000          6,113,000
Deferred debt issuance costs                                                  905,000
Other assets                                                                5,832,000          1,918,000
                                                                         ------------       ------------
                                                                         $ 41,627,000       $ 28,567,000
                                                                         ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable and accrued expenses                                   $  3,546,000       $  2,241,000
 Current portion of long-term debt                                          1,000,000
 Income taxes payable                                                          25,000
 Other current liabilities                                                                       650,000
                                                                         ------------       ------------

   Total current liabilities                                                4,571,000          2,891,000
                                                                         ------------       ------------

Long-term debt                                                              7,543,000
                                                                         ------------       ------------

Mandatorily redeemable common stock                                         2,756,000
                                                                         ------------       ------------

Commitments and contingencies (Note 11)
Non-mandatorily redeemable common stock and other shareholders' equity:
  Common stock, no par value, 24,800,000 shares authorized, 7,426,000 and 7,392,000 shares issued and outstanding at December 31, 1997
    and 1996                                                               35,659,000         35,566,000
 Common stock warrants                                                      1,003,000
 Cumulative translation adjustment                                           (151,000)
 Accumulated deficit                                                       (9,754,000)        (9,890,000)
                                                                         ------------       ------------
    Total non-mandatorily redeemable common stock and
      other shareholders' equity                                           26,757,000         25,676,000
                                                                         ------------       ------------

                                                                         $ 41,627,000       $ 28,567,000
                                                                         ============       ============

          See accompanying notes to consolidated financial statements.

Synbiotics Corporation

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               1997            1996            1995
                                                           -----------     ------------    ------------

Net sales                                                  $ 23,286,000    $ 17,217,000    $ 13,676,000
Cost of sales                                                12,791,000       9,572,000       8,009,000
                                                           ------------    ------------    ------------
Gross profit                                                 10,495,000       7,645,000       5,667,000
                                                           ------------    ------------    ------------
Operating expenses:

 Research and development                                     1,692,000         994,000         906,000
 Selling and marketing                                        4,510,000       4,183,000       4,147,000
 General and administrative                                   3,541,000       2,057,000       1,486,000
                                                           ------------    ------------    ------------

                                                              9,743,000       7,234,000       6,539,000
                                                           ------------    ------------    ------------
Income (loss) from operations                                   752,000         411,000        (872,000)

Other income (expense):
 License fees and other                                         332,000         410,000         396,000
 Interest, net                                                 (318,000)        204,000          46,000
 Gain on sale of securities available for sale                                1,159,000
 Gain on disposition of investment in affiliate                                                 931,000
                                                           ------------    ------------    ------------

Income before income taxes                                      766,000       2,184,000         501,000

Provision for (benefit from) income taxes                       559,000      (7,094,000)
                                                           ------------    ------------    ------------

Net income                                                 $    207,000    $  9,278,000    $    501,000
                                                           ============    ============    ============

Basic net income per share                                 $        .02    $       1.49    $        .09
                                                           ============    ============    ============

Diluted  net income per share                              $        .02    $       1.46    $        .09
                                                           ============    ============    ============

          See accompanying notes to consolidated financial statements.

Synbiotics Corporation

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                             ------------------------------------------------
                                                                 1997               1996             1995
                                                             ------------       ------------      -----------
Cash flows from operating activities:
 Net income (loss)                                           $   207,000       $  9,278,000      $   501,000
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                              1,399,000            843,000        1,028,000
    Gain on sale of securities available for sale                                (1,159,000)
    Gain on disposition of investment in affiliate                                                  (931,000)
    Changes in assets and liabilities:
      Accounts receivable                                     (1,989,000)           166,000           14,000
      Inventories                                              2,216,000         (1,657,000)        (676,000)
      Deferred taxes                                             438,000         (7,158,000)
      Other assets                                               761,000           (764,000)         334,000
      Accounts payable and accrued expenses                      395,000           (127,000)         (43,000)
      Income taxes payable                                        23,000
      Other liabilities                                         (650,000)           (47,000)           2,000
                                                             -----------       ------------      -----------

Net cash provided by (used for) operating activities           2,800,000           (625,000)         229,000
                                                             -----------       ------------      -----------

Cash flows from investing activities:
 Acquisition of property and equipment                          (479,000)          (121,000)        (189,000)
 Investment in securities available for sale                    (522,000)        (2,872,000)         502,000
 Acquisition of Synbiotics Europe SAS                        (10,659,000)
 Proceeds from sale of securities available for sale                              4,727,000
                                                             -----------       ------------      -----------

Net cash (used for) provided by investing activities         (11,660,000)         1,734,000          313,000
                                                             -----------       ------------      -----------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                     11,493,000
 Payments of long-term debt                                   (1,993,000)
 Debt issuance costs                                            (949,000)
 Mandatorily redeemable common stock issuance costs             (493,000)
 Proceeds from issuance of non-mandatorily
   redeemable common stock, net                                   93,000            924,000           28,000
                                                             -----------       ------------      -----------

Net cash provided by financing activities                      8,151,000            924,000           28,000
                                                             -----------       ------------      -----------

Net increase (decrease) in cash                                 (709,000)         2,033,000          570,000

Effect of exchange rates on cash                                (151,000)

Cash and equivalents - beginning                               3,050,000          1,017,000          447,000
                                                             -----------       ------------      -----------

Cash and equivalents - ending                                $ 2,190,000       $  3,050,000      $ 1,017,000
                                                             ===========       ============      ===========

          See accompanying notes to consolidated financial statements.

Synbiotics Corporation

Consolidated Statement of Non-Mandatorily Redeemable Common Stock and Other Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                       UNREALIZED
                                                                                                        HOLDING
                                                                                                      LOSSES FROM
                                                   COMMON STOCK            COMMON       CUMULATIVE     SECURITIES
                                             -----------------------        STOCK      TRANSLATION     AVAILABLE      ACCUMULATED
                                              SHARES         AMOUNT        WARRANTS     ADJUSTMENT      FOR SALE        DEFICIT
                                             --------       --------      ----------  -------------   ------------   -------------

Balance at December 31, 1994                5,803,000   $ 29,318,000                                  $ (1,695,000)  $ (19,669,000)

Issuance of common stock pursuant to
 exercise of stock options                     13,000         33,000

Unrealized holding gains from
 securities available for sale                                                                             660,000

Net income                                                                                                                 501,000
                                            ---------   ------------      ----------  ------------    ------------   -------------

Balance at December 31, 1995                5,816,000     29,351,000                                    (1,035,000)    (19,168,000)

Issuance of common stock in conjunction
 with a license and research and
 development agreement                        154,000        400,000

Issuance of common stock in conjunction
 with the acquisition of substantially all
 of the assets of International Canine
 Genetics, Inc. (Note 2)                    1,389,000      5,704,000

Sale of securities available for sale                                                                    1,035,000

Issuance of common stock pursuant to
 an employment agreement                       10,000         39,000

Issuance of common stock pursuant to
 exercise of stock options                     23,000         72,000
Net income                                                                                                               9,278,000
                                            ---------   ------------      ----------  ------------    ------------   -------------

Balance at December 31, 1996                7,392,000     35,566,000                                       -            (9,890,000)



                                                              TOTAL
                                                          ------------

Balance at December 31, 1994                              $  7,954,000

Issuance of common stock pursuant to
 exercise of stock options                                      33,000

Unrealized holding gains from
 securities available for sale                                 660,000

Net income                                                     501,000
                                                          ------------

Balance at December 31, 1995                                 9,148,000

Issuance of common stock in conjunction
 with a license and research and
 development agreement                                         400,000

Issuance of common stock in conjunction
 with the acquisition of substantially all
 of the assets of International Canine
 Genetics, Inc. (Note 2)                                     5,704,000

Sale of securities available for sale                        1,035,000

Issuance of common stock pursuant to
 an employment agreement                                        39,000

Issuance of common stock pursuant to
 exercise of stock options                                      72,000
Net income                                                   9,278,000
                                                          ------------

Balance at December 31, 1996                                25,676,000

Synbiotics Corporation

Consolidated Statement of Non-Mandatorily Redeemable Common Stock and Other Shareholders' Equity (continued)
--------------------------------------------------------------------------------

                                                                                            UNREALIZED
                                                                                              HOLDING
                                                                                            LOSSES FROM
                                                                     COMMON     CUMULATIVE   SECURITIES
                                            COMMON STOCK             STOCK     TRANSLATION   AVAILABLE   ACCUMULATED
                                         SHARES       AMOUNT        WARRANTS    ADJUSTMENT    FOR SALE     DEFICIT         TOTAL
                                        ---------   -----------    ----------   ----------    --------   -----------    -----------
Balance at December 31, 1996            7,392,000    35,566,000                                      -    (9,890,000)    25,676,000

Issuance of common stock warrants in
 conjunction with the acquisition of
 Synbiotics Europe, S.A.S. (Note 2)                                $1,003,000                                             1,003,000

Issuance of common stock pursuant to
 exercise of stock options                 34,000        93,000                                                              93,000

Cumulative translation adjustment                                                $(151,000)                                (151,000)


Accretion of mandatorily redeemable
 common stock                                                                                                (71,000)       (71,000)


Net income                                                                                                   207,000        207,000
                                        ---------   -----------    ----------    ---------    --------   -----------    -----------

Balance at December 31, 1997            7,426,000   $35,659,000    $1,003,000    $(151,000)   $      -   $(9,754,000)   $26,757,000
                                        =========   ===========    ==========    =========    ========   ===========    ===========

          See accompanying notes to consolidated financial statements.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Synbiotics Corporation (the "Company"), incorporated in 1982, is an animal health business which develops, manufactures and markets diagnostic products and biological products for animals. The Company's principal markets are veterinarians and veterinary clinical laboratories in the United States and Europe. The Company's products are sold primarily to wholesale distributors and direct to veterinary clinical laboratories. In addition, due to the October 1996 acquisition of substantially all of the assets of International Canine Genetics, Inc. (Note 2), the Company also develops and manufactures specialty products which are marketed to veterinarians and purebred dog enthusiasts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (Note 2). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company determines the appropriate classification of its U.S. Government, debt and equity securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as "available for sale".

PATENTS AND LICENSES

Patents and licenses are recorded at cost and are amortized ratably over the life of the respective patents or licenses.

LONG-LIVED ASSETS

The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1997.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents at December 31, 1997 and 1996 approximate their fair values. The carrying amount of long-term debt approximates fair value at December 31, 1997 as the variable interest rate on the debt approximates current market rates of interest.

TRANSLATION OF FINANCIAL STATEMENTS

The financial statements for subsidiaries whose functional currency is not the U.S. dollar are translated in the following manner: assets and liabilities at the year end rates; shareholders' equity at historical rates; and results of operations at the monthly average exchange rates. The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

REVENUE RECOGNITION

Revenue from products is recognized when the products are shipped.

ADVERTISING COSTS

The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $450,000, $505,000 and $629,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION

The Company measures its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

INCOME TAXES

The Company's current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", for 1997 and retroactively restated all prior periods to conform with SFAS 128 as required. Basic net income per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 10).

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS

For purposes of this statement, cash includes cash investments which are highly liquid and have an original maturity of three months or less.

USE OF ESTIMATES AND KNOWN UNCERTAINTY

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

A majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the third quarter of 1998. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the fourth quarter of 1998, will be materially adversely affected.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements as of and for the years ended December 31, 1996 and 1995 to conform with the presentation used as of and for the year ended December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which the Company is required to adopt for 1998.This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of SFAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of SFAS 130 will not have a significant impact on the Company's consolidated financial statement disclosures.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which the Company is required to adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 2 - ACQUISITIONS:

On July 9, 1997, the Company acquired Synbiotics Europe SAS ("SBIO-E") (formerly Rhone Merieux Diagnostics, S.A.S.), the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. pursuant to purchase agreements dated May 14, 1997 and amended July 9, 1997. The consideration paid to Rhone Merieux was $10,659,000 in cash and 759,000 shares of newly issued, unregistered Synbiotics common stock valued at $3,178,000 (based upon the closing price of Synbiotics' common stock on July 9, 1997 which was $4.1875 per share) (Note 7). The shares issued by the Company include 230,000 shares which have been placed in escrow pending certain U.S. regulatory approvals and subsequent sales of related products. The cash portion of the consideration was provided by a series of loans obtained from Banque Paribas (Note 6). Depending on performance of the combined business in the three years following the acquisition, Synbiotics may also pay up to $3,600,000 in contingent cash payments. The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $6,612,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The $3,178,000 common stock portion of the of the purchase price is considered a non-cash financing activity for purposes of the statement of cash flows. The acquisition was effective as of July 1, 1997.

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

On October 25, 1996, the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG") pursuant to a purchase agreement dated July 23, 1996 and amended September 7, 1996. The operations acquired from ICG consist of the manufacturing and marketing of canine reproduction diagnostic products and services, PennHIP(R) (a diagnostic test for canine hip dysplasia), nutritional supplements and a line of coat and skin care products to breeders and owners of purebred dogs and their veterinarians.

The consideration paid to ICG was $1.00 plus 1,152,000 shares of Synbiotics common stock valued at $4,852,000 (based upon the average closing price of Synbiotics' common stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The Company also assumed approximately $262,000 of outstanding ICG liabilities which were due and payable as of the closing date. In addition, all of ICG's outstanding warrants and stock options were made exercisable for an adjusted number of shares of Synbiotics common stock. Prior to the acquisition, S.R. One, Limited, ICG's largest shareholder, purchased 237,000 shares of newly issued Synbiotics common stock for $1,000,000 (based upon the average closing price of Synbiotics' common stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $5,407,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The assets acquired and liabilities assumed are considered non-cash investing activities for the purposes of the statement of cash flows.

The Company's statement of operations includes the results of operations of SBIO-E for the period July 1, 1997 to December 31, 1997 and the results of operations of ICG for the period October 25, 1996 to December 31, 1996 and for the year ended December 31, 1997. The following are unaudited pro forma results of operations as if the SBIO-E transaction had been consummated on January 1, 1996 and the ICG transaction had been consummated on January 1, 1995:

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                              1997                 1996                  1995
                                              ----                 ----                  ----
                                           (unaudited)         (unaudited)           (unaudited)

Revenues:
 As reported                             $  23,286,000        $ 17,217,000          $ 13,676,000
                                         =============        ============          ============

 Pro forma                               $  27,010,000        $ 25,845,000          $ 15,092,000
                                         =============        ============          ============
Net income:
 As reported                             $     207,000        $  9,278,000          $    501,000
                                         =============        ============          ============

 Pro forma                               $     588,000        $ 10,338,000          $    867,000
                                         =============        ============          ============
Basic net income per share:
 As reported                             $         .02        $       1.49          $        .09
                                         =============        ============          ============

 Pro forma                               $         .07        $       1.28          $        .12
                                         =============        ============          ============
Diluted net income per share:
 As reported                             $         .02        $       1.46          $        .09
                                         =============        ============          ============

 Pro forma                               $         .07        $       1.22          $        .12
                                         =============        ============          ============

NOTE 3 - DISPOSITION OF INVESTMENT AND RELATED PARTY TRANSACTION:

On July 25, 1994, ImmunoPharmaceutics, Inc. ("IPI"), of which the Company was a 41% shareholder, was acquired by Texas Biotechnology Corporation ("TBC") in a triangular merger transaction whereby unregistered shares of TBC common stock were issued in exchange for all of the outstanding stock of IPI. The Company's 655,000 TBC shares were registered effective December 6, 1995.

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

The Company charged its former affiliate, IPI, now a wholly-owned subsidiary of TBC, for shared costs including, but not limited to, rent, utilities and property taxes through December 31, 1996. Such charges totalled $343,000 and $357,000 during the years ended December 31, 1996 and 1995, respectively.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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


NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:


                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                      1997               1996
                                                                  ------------       ------------
Inventories:
 Raw materials                                                    $  2,639,000       $  1,970,000
 Work in process                                                     1,235,000              8,000
 Finished goods                                                      1,313,000          3,235,000
                                                                  ------------       ------------
                                                                  $  5,187,000       $  5,213,000
                                                                  ============       ============
Property and equipment:
 Laboratory equipment                                             $  2,436,000       $  2,159,000
 Leasehold improvements                                              1,770,000          1,826,000
 Office equipment                                                      604,000            518,000
 Construction in progress                                              205,000
                                                                  ------------       ------------

                                                                     5,015,000          4,503,000
 Less accumulated depreciation and  amortization                    (3,913,000)        (3,847,000)
                                                                  ------------       ------------
                                                                  $  1,102,000       $    656,000
                                                                  ============       ============

Depreciation expense was $256,000, $344,000 and $639,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                            DECEMBER 31,
                                                                 --------------------------------
                                                                      1997               1996
                                                                 -------------       ------------
Other assets:
 Patents                                                         $   4,069,000       $     16,000
 Licenses                                                            1,549,000          1,550,000
 Other                                                                 214,000            352,000
                                                                 -------------       ------------
                                                                 $   5,832,000       $  1,918,000
                                                                 =============       ============

Accumulated amortization of patents, licenses and goodwill was $3,079,000, and $1,905,000 at December 31, 1997 and 1996, respectively.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1997           1996
                                                       ------------    ------------
Accounts payable and accrued liabilities:
 Accounts payable                                      $  2,229,000    $  1,188,000
 Accrued vacation                                           341,000         126,000
 Accrued compensation                                       281,000         373,000
 Accrued facilities consolidation costs                                     397,000
 Other                                                      695,000         157,000
                                                       ------------     -----------
                                                       $  3,546,000     $ 2,241,000
                                                       ============     ===========

NOTE 6 - LONG-TERM DEBT:

In conjunction with the acquisition of SBIO-E (Note 2), the Company obtained a series of loans from Banque Paribas (the "Bank") as follows: 1) $5,000,000, due May 31, 2002, bearing interest at the rate of LIBOR plus 2.50% (effectively 8.25% at December 31, 1997), payable quarterly beginning August 31, 1997 in the amount of $250,000 of principal plus accrued interest, and secured by substantially all of the Company's assets; and 2) $5,000,000, due May 31, 2003, bearing interest at the rate of LIBOR plus 3.00% (effectively 8.75% at December 31, 1997), interest only payable quarterly beginning August 31, 1997, and secured by substantially all of the Company's assets. In accordance with the debt agreements, the Company has entered into an interest rate collar agreement with a financial institution, which expires in May 2003, whereby the LIBOR rate payable by the Company, on a notional principal amount equal to the then outstanding principal balance, cannot fall below 5.70% nor rise above 7.08%. The Company did not pay or receive any premiums associated with this agreement, which is maintained for interest rate protection and not for speculative purposes. Accordingly, no amounts have been recorded in the accompanying financial statements with respect to this agreement. At December 31, 1997, the fair value of the interest collar, as confirmed by the counterparty to the instrument, was not material.

The Company incurred deferred debt issuance costs totalling $949,000 and a debt discount totalling $1,003,000, representing the value of common stock warrants issued to the Bank (Note 8). The debt discount and deferred debt issuance costs, which have been allocated evenly to the two notes payable, are being amortized over the lives of the loans using the effective interest method.

In addition, the Company also obtained a revolving line of credit from the Bank whereby the Company may borrow up to $5,000,000 as determined by a borrowing base calculation. The line of credit bears interest at the rate of prime plus
 .75% (effectively 9.25% at December 31, 1997), with interest only payments to be made quarterly beginning August 31, 1997. Any outstanding principal is due May 31, 2002, although a portion of the outstanding principal may become due and payable as determined by a monthly borrowing base calculation. There were no borrowings outstanding under the line of credit at December 31, 1997. The Company is required to pay a quarterly commitment fee equal to 0.5% per annum on the average unused portion of the line of credit facility.

The Bank requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent.

Principal payments scheduled during the next five years and thereafter are as follows: 1998 - $1,000,000, 1999 -$1,000,000, 2000 - $1,000,000, 2001 -
$1,000,000, 2002 - $500,000 and 2003 - $5,000,000.  Interest paid during 1997 totalled $262,000.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7 - MANDATORILY REDEEMABLE COMMON STOCK:

The 759,000 shares issued in conjunction with the acquisition of SBIO-E (Note 2) are subject to certain registration rights as well as put and call provisions. The put option gives Rhone Merieux the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the Company the right to acquire, at any time, all or any portion of the shares then owned by Rhone Merieux at a per share price of the greater of the average closing sale price of the Company's common stock for the 30 day period prior to the call or $5. Should the Company exercise its call option prior to July 9, 2001 at a call option price greater than $5 per share, the agreement requires the difference between the per share call option price and $5 to be shared by the Company and Rhone Merieux on a sliding scale basis. In addition, should Rhone Merieux sell all or any portion of the shares to a third party prior to July 9, 2001 at a price greater than $5 per share, the agreement requires the difference between the per share sales price and $5 to be shared by the Company and Rhone Merieux on a sliding scale basis. The Company has classified the shares on the balance sheet as mandatorily redeemable and is accreting the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.


NOTE 8 - SHAREHOLDERS' EQUITY:

In May 1996, in conjunction with an employment agreement, the Company granted an award of 10,000 shares of unregistered Synbiotics common stock and recognized compensation expense in the amount of $39,000.

STOCK WARRANTS

In conjunction with the acquisition of SBIO-E (Note 2), the Company issued to Banque Paribas a warrant to purchase 240,000 unregistered shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model.

In conjunction with the acquisition of ICG (Note 3), the Company assumed all of the outstanding ICG stock warrants, after giving effect to the exchange ratio inherent in the transaction. As a result, 284,000 shares of the Company's common stock were reserved for issuance with an exercise price of $4.54 per share.

STOCK OPTION PLANS

The Company recognizes compensation expense related to its stock option plans using the intrinsic value method. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                         1997            1996          1995
                                                     -----------     -----------    ---------
Net income:
 As reported                                         $   207,000     $ 9,278,000    $ 501,000
                                                     ===========     ===========    =========

 Pro forma                                           $    17,000     $ 8,932,000    $ 451,000
                                                     ===========     ===========    =========
Basic net income per share:
 As reported                                         $       .02     $      1.49    $     .09
                                                     ===========     ===========    =========

 Pro forma                                           $       .00     $      1.43    $     .08
                                                     ===========     ===========    =========

Diluted net income per share:
 As reported                                         $       .02     $      1.46    $     .09
                                                     ===========     ===========    =========

 Pro forma                                           $       .00     $      1.46    $     .08
                                                     ===========     ===========    =========

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

In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") whereby an aggregate of 250,000 shares of the Company's common stock were reserved for issuance. The 1996 Plan is administered by the Board of Directors and provides for the issuance of non-qualified options to key employees, consultants and other independent contractors (excluding officers and directors, other than newly-hired directors or officers) at exercise prices to be determined by the Board of Directors at its discretion. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant.

In April 1997, the 1995 Plan was amended to incorporate the 1996 Plan into the 1995 Plan and add an additional 450,000 shares to the maximum authorized for issuance. Under the 1995 Plan, an aggregate of 2,000,000 shares of the Company's common stock, inclusive of all optioned shares that were exercisable and/or issuable under the 1996 Plan, were reserved for issuance. No further option grants may be made under the 1996 Plan.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following is a summary of the stock option plans' activity:



                                                                 WEIGHTED-
                                                                  AVERAGE
                                                                 EXERCISE
                                                SHARES             PRICE
                                               ---------        ----------

Outstanding at December 31, 1994                 716,000           $3.73
Granted                                          209,000           $2.66
Exercised                                        (13,000)          $2.98
Forfeited                                        (13,000)          $4.07
                                               ---------

Outstanding at December 31, 1995                 899,000           $3.49
Granted                                          701,000           $3.78
Exercised                                        (23,000)          $2.91
Forfeited                                       (311,000)          $3.56
                                               ---------

Outstanding at December 31, 1996               1,266,000           $3.64
Granted                                          329,000           $3.69
Exercised                                        (34,000)          $2.88
Forfeited                                         (7,000)          $3.77
                                               ---------
Outstanding at December 31, 1997               1,554,000           $3.67
                                               =========

Options to purchase an aggregate of 946,000 shares and 788,000 shares were exercisable under the 1995 Plan as of December 31, 1997 and 1996, respectively.
The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 1997, 1996 and 1995 was $1.53, $1.63 per share and $.98 per share, respectively. The Company recognized compensation expense of $121,000 during the year ended December 31, 1996.

The following is a summary of stock options outstanding at December 31, 1997:


                                            OPTIONS OUTSTANDING
                           -----------------------------------------------------------
                                                WEIGHTED-
                                                AVERAGE                  WEIGHTED-
                                               REMAINING                 AVERAGE
                                              CONTRACTUAL                EXERCISE
PRICE RANGE                   NUMBER          LIFE (YEARS)                PRICE
-----------                ----------        -------------             -----------
$1.63 - $2.45                 17,000              4.93                    $2.34
$2.55 - $3.75                726,000              6.71                    $3.32
$3.88 - $5.63                811,000              6.04                    $4.01
                           ---------
$1.63 - $5.63              1,554,000              6.34                    $3.67
                           =========

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                           OPTIONS EXERCISABLE
                                         ----------------------
                                                      WEIGHTED-
                                                       AVERAGE
                                                      EXERCISE
PRICE RANGE                              NUMBER       PRICE
-----------                              -------      ---------

$1.63 - $2.45                             17,000       $   2.34
$2.55 - $3.75                            405,000       $   3.08
$3.88 - $5.63                            524,000       $   4.02
                                         -------
$1.63 - $5.63                            946,000       $   3.58
                                         =======

For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 56.8%, 57.8% and 56.5%; risk-free interest rates of 6.2%, 5.8% and 6.1%; and expected lives of 2.7 year, 2.5 years and 2.2 years.

In conjunction with the acquisition of ICG (Note 2), the Company assumed all of the outstanding ICG stock options (the "ICG Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company's common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 1997, there were 93,000 shares outstanding under the ICG Plan with a weighted-average exercise price of $9.91 per share and a weighted-average remaining contractual life of 6.50 years. Options to purchase 78,000 shares were exercisable under the ICG Plan with a weighted-average exercise price of $10.80 per share. No compensation expense was recognized by the Company related to the ICG Plan during the years ended December 31, 1997 and 1996.


NOTE 9 - INCOME TAXES:

The Company recorded a net provision for (benefit from) income taxes for the years ended December 31, 1997 and 1996 as follows:

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1997               1996
                                                 ----------        -----------

Current income tax expense:
 Federal                                                           $    35,000
 State                                           $    6,000             29,000
 Foreign                                            122,000
                                                 ----------        -----------
                                                    128,000             64,000
                                                 ----------        -----------
Deferred income tax expense (benefit):
 Federal                                            194,000         (6,305,000)
 State                                              262,000           (853,000)
 Foreign                                            (25,000)
                                                 ----------        -----------
                                                    431,000         (7,158,000)
                                                 ----------        -----------
Net income tax (benefit)                         $  559,000        $(7,094,000)
                                                 ==========        ===========

The Company did not record a provision for Federal income taxes during the year ended December 31, 1995 due to net operating losses for tax purposes. The provision for state income taxes was $2,000 during the year ended December 31, 1995, and represents minimum franchise taxes and are included in general and administrative expenses.

As of December 31, 1997 the Company had foreign deferred tax assets of $25,000. Federal and state deferred tax assets comprise the following:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     1997              1996
                                                 -----------       ------------
Federal:
 Net operating loss carryforwards                $ 4,740,000       $  4,978,000
 Tax credit carryforwards                            888,000            894,000
 Equity in losses of investees                       262,000            262,000
 Inventory reserve                                    69,000            171,000
 Accrued compensation                                 96,000
 Accrued vacation                                     61,000
                                                 -----------       ------------
                                                 $ 6,116,000       $  6,305,000
                                                 ===========       ============
State:
 Net operating loss carryforwards                $   146,000       $    440,000
 Tax credit carryforwards                            227,000            222,000
 Equity in losses of investees                       144,000            144,000
 Inventory reserve                                    19,000             47,000
 Accrued compensation                                 26,000
 Accrued vacation                                     17,000
                                                 -----------       ------------
                                                 $   579,000       $    853,000
                                                 ===========       ============

The net changes in the valuation allowances for the year ended December 31, 1996 for Federal and state deferred tax assets were a decrease of $7,199,000 and $1,045,000 for Federal and state tax purposes, respectively. At

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

December 31, 1995, the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. During 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. The decreases are also due to the utilization of net operating loss carryforwards during the year ended December 31, 1996 and the realization of the remaining equity in losses of IPI due to the sale of the Company's investment in TBC (Note 3). In addition, the valuation allowance for state deferred tax assets was further reduced due to the expiration of a portion of the state net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------
                                                                         1997                  1996               1995
                                                                         ----                  ----               ----

Amounts computed at statutory Federal rate                          $   260,000             $  743,000          $170,000
State income taxes, net of Federal benefit                               47,000                135,000            31,000
Foreign income taxes                                                    122,000
Income (deductions) for financial reporting purposes
 for which there is no current tax provision
  (benefit)                                                             164,000                                 (201,000)
Utilization of Federal net operating loss
 carryforwards                                                         (260,000)              (743,000)
Utilization of state net operating loss carryforwards                   (47,000)              (115,000)
Federal alternative minimum tax                                                                 35,000
State minimum franchise tax                                               6,000                  9,000             2,000
Expiration of state net operating loss carryforwards                    267,000
Release of valuation allowance                                                              (7,158,000)
                                                                    ----------            ------------         ---------
                                                                    $  559,000            $ (7,094,000)        $   2,000
                                                                    ==========            ============         =========

The Company has available Federal net operating loss carryforwards at December 31, 1997 of approximately $13,942,000, which expire from 2001 to 2010. Available state net operating loss carryforwards at December 31, 1997 total approximately $1,575,000, which expire from 1999 to 2000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 1997 aggregate approximately $1,115,000 and expire from 1998 to 2006.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 10 - EARNINGS PER SHARE:

The following is a reconciliation of net income and share amounts used in the computations of earnings per share:

                                                                  YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997          1996        1995
                                                           ----------   -----------   ---------
Net income used:
 Net income                                                 $ 207,000   $ 9,278,000   $ 501,000

 Less accretion of mandatorily redeemable common stock        (71,000)
                                                            ---------   -----------   ---------
 Net income used in computing basic and diluted
   net income per share                                     $ 136,000     9,278,000     501,000
                                                            =========   ===========   =========
Shares used:
 Weighted average common shares outstanding
   used in computing basic net income per share             7,710,000    6,236,000    5,808,000

 Weighted average options and warrants to purchase
   common stock as determined by application of
   the treasury method                                        318,000     108,000        36,000
                                                            ---------   -----------   ---------

 Shares used in computing diluted net income per share      8,028,000   6,344,000     5,844,000
                                                            =========   ===========   =========

In March 1998, the Company issued a $1,000,000 convertible note, 458,000 newly issued and unregistered shares of the Company's common stock and options to purchase 157,000 shares of the Company's common stock in conjunction with an acquisition (Note 13).


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1997 are as follows:

1998                                                       $      383,000
1999                                                              398,000
2000                                                              414,000
2001                                                              297,000
2002                                                               99,000
                                                           --------------
                                                           $    1,591,000
                                                           ==============

Total rent expense under noncancelable operating leases was $608,000, $362,000 and $377,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

Synbiotics Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Barnes-Jewish Hospital of St. Louis (the "Hospital") has filed a lawsuit against the Company claiming that the Company infringes a patent owned by the Hospital and is seeking unspecified damages. The Hospital is the owner of a patent which the Hospital alleges covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine heartworm diagnostic products. The Company believes that it does not infringe the Hospital's patent, and also believes that the Hospital's patent is invalid. The Company is vigorously defending the lawsuit which is in the discovery stage. No provision has been made in the financial statements related to this lawsuit as the likelihood of an unfavorable outcome cannot be determined at this time.


NOTE 12 - SIGNIFICANT CUSTOMERS:

The Company had sales to two customers totalling 40% of gross revenues during the year ended December 31, 1997. During the year ended December 31, 1996, sales to two customers totalled 37% of gross revenues. Sales totalling 44% of gross revenues during the year ended December 31, 1995 were made to two customers. Sales to foreign customers, primarily in Europe, totalled 26%, 16% and 12% of product revenues during the years ended December 31, 1997, 1996 and 1995, respectively. The Company grants credit to all of its customers, substantially all of whom are in the animal health products industry.


NOTE 13 - SUBSEQUENT EVENT:

On March 6, 1998, the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care. The consideration paid to the stockholders of Prisma was a $1,000,000 convertible note, 458,000 newly issued and unregistered shares of the Company's common stock and the issuance of options to purchase 157,000 shares of the Company's common stock, with an exercise price of $.0016 per share, in replacement of Prisma's outstanding stock options. The 458,000 shares and 157,000 stock options numbers were calculated by dividing $2,000,000 by $3.25, which was the average closing price of Synbiotics' common stock for the thirty trading days prior to March 6, 1998.

The convertible note (which was issued to only one of the Prisma stockholders) is due March 5, 1999, bears interest at the rate of 5% per year and is unsecured. The note is convertible at any time, at the option of the Company, into a number of unregistered shares of the Company's common stock equal to the outstanding principal and accrued interest divided by the average closing price of the Company's common stock for the thirty trading days immediately prior to the conversion. The note is subordinate to the Company's notes payable to Banque Paribas, which were issued in conjunction with the July, 1997 acquisition of SBIO-E (Note 2 and Note 6).

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibit Index
          -------------

          Exhibits marked with an asterisk have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Securities and Exchange Commission. The Company will furnish a copy of any one or more of these exhibits, except for Exhibit 27 which is for electronic filing purposes only, to any shareholder who so requests.


    EXHIBIT                   TITLE                                     METHOD OF FILING
    -------   -----------------------------------------      ----------------------------------------------
     2.2/*/   Purchase Agreement dated July 23, 1996 by      Incorporated herein by reference to Exhibit
              and Among Synbiotics, ICG and S.R. One.        2.2 to the Registrant's Registration Statement
                                                             Form S-4, Registration No. 333-10343, dated
                                                             September 12, 1996.

EXHIBIT                             TITLE                                         METHOD OF FILING
-------         --------------------------------------------   ---------------------------------------------------
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

    2.4/*/      Asset Purchase Agreement between Rhone         Incorporated herein by reference to Exhibit
                Merieux, Inc. and the Registrant, dated May    2.4 to the Registrant's Current Report on
                14, 1997.                                      Form 8-K, dated July 9, 1997.

  2.4.1/*/      Amendment No. 1 to Asset Purchase              Incorporated herein by reference to Exhibit
                Agreement between Rhone Merieux, Inc. and      2.4.1 to the Registrant's Current Report on
                the Registrant, dated July 9, 1997.            Form 8-K, dated July 9, 1997.

  2.4.2/*/      Amendment No. 2 to Asset Purchase              Incorporated herein by reference to Exhibit
                Agreement between Rhone Merieux, Inc. and      2.4.2 to the Registrant's Current Report on
                the Registrant, dated July 9, 1997.            Form 8-K, dated July 9, 1997.

    2.5/*/      Stock Purchase Agreement between Rhone         Incorporated herein by reference to Exhibit
                Merieux S.A., Institut De Selection Animale    2.5 to the Registrant's Current Report on
                S.A., Rhone Merieux Diagnostics S.A.S. and     Form 8-K, dated July 9, 1997.
                the Registrant, dated May 14, 1997.

  2.5.1/*/      Amendment No. 1 to Stock Purchase              Incorporated herein by reference to Exhibit
                Agreement between Rhone Merieux S.A.S.,        2.5.1 to the Registrant's Current Report on
                Institut De Selection Animale S.A., R.M. -     Form 8-K, dated July 9, 1997.
                Diagnostics S.A.S. and the Registrant,
                dated July 9, 1997.

  2.5.2/*/      Amendment No. 2 to Stock Purchase              Incorporated herein by reference to Exhibit
                Agreement between Rhone Merieux S.A.S.,        2.5.2 to the Registrant's Current Report on
                Institut De Selection Animale S.A., R.M. -     Form 8-K, dated July 9, 1997.
                Diagnostics S.A.S. and the Registrant,
                dated July 9, 1997.

    3.1/*/      Articles of Incorporation, as amended.         Incorporated herein by reference to Exhibit
                                                               3.1 to the Registrant's Annual Report on Form
                                                               10-KSB for the year ended December 31,
                                                               1996.

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

EXHIBIT                             TITLE                                         METHOD OF FILING
-------         --------------------------------------------   ---------------------------------------------------
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

   10.7/*+/     Employment Agreement between the               Incorporated herein by reference to Exhibit
                Registrant and Paul A. Rosinack, dated         10.7 to the Registrant's Quarterly Report on
                October 25, 1996.                              Form 10-QSB for the quarterly period ended
                                                               March 31, 1997.
  10.21/*/      Distribution Agreement between Vedco, Inc.     Incorporated herein by reference to Exhibit
                and the Registrant, dated October 15, 1986.    10.21 to the Registrant's Registration
                                                               Statement on Form S-1, Registration No. 33-
                                                               5292, dated July 16, 1986.

EXHIBIT                             TITLE                                          METHOD OF FILING
-------          --------------------------------------------      -----------------------------------------------
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

  10.34/*/       Single-Tenant Industrial Lease by the             Incorporated herein by reference to Exhibit
                 Registrant of Premises located at 16420 Via       10.34 to the Registrant's Annual Report on
                 Esprillo, San Diego, California, dated as of      Form 10-KSB for the year ended December
                 May 1, 1996.                                      31, 1996.

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

EXHIBIT                             TITLE                                         METHOD OF FILING
-------         --------------------------------------------   ---------------------------------------------------
  10.40/*/      Framework Agreement between Pitman-              Incorporated herein by reference to Exhibit
                Moore, Inc. and the Registrant, dated June       7.01 to the Registrant's Current Report on
                26, 1992.                                        Form 8-K dated July 13, 1992, as amended
                                                                 Form 8 on November 4, 1992 and December
                                                                 10, 1992.

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

EXHIBIT                             TITLE                                         METHOD OF FILING
-------        ---------------------------------------------   ---------------------------------------------------
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

  10.61/*/     Patent and Know-How License Agreement           Incorporated herein by reference to Exhibit
               Amdex A/S and the Registrant, dated August      10.61 to the Registrant's Quarterly Report on
               29, 1996.                                       Form 10-QSB for the quarterly period ended
                                                               March 31, 1997.

EXHIBIT                             TITLE                                         METHOD OF FILING
-------       ----------------------------------------------   ---------------------------------------------------
  10.62/*/    License Agreement between American Home          Incorporated herein by reference to Exhibit
              Products Corporation and the Registrant,         10.62 to the Registrant's Quarterly Report on
              dated August 16, 1996.                           Form 10-QSB for the quarterly period ended
                                                               March 31, 1997.

  10.63/*/    Supply Agreement between the Registrant and      Incorporated herein by reference to Exhibit
              American Home Products Corporation, dated        10.63 to the Registrant's Quarterly Report on
              August 16, 1996.                                 Form 10-QSB for the quarterly period ended
                                                               March 31, 1997.

  10.64/*/    Credit Agreement among the Registrant, the       Incorporated herein by reference to Exhibit
              Banks Named Herein and Banque Paribas as         10.64 to the Registrant's Quarterly Report on
              Agent, dated as of July 9, 1997.                 Form 10-QSB for the quarterly period ended
                                                               September 30, 1997.

  10.65/*/    Stock Restriction and Rights Agreement           Incorporated herein by reference to Exhibit
              between the Registrant and Rhone Merieux         10.65 to the Registrant's Quarterly Report on
              S.A.S., dated as of July 9, 1997.                Form 10-QSB for the quarterly period ended
                                                               September 30, 1997.

  10.66/*/    Warrant Agreement between the Registrant         Incorporated herein by reference to Exhibit
              and Banque Paribas, dated as of July 9, 1997.    10.66 to the Registrant's Quarterly Report on
                                                               Form 10-QSB for the quarterly period ended
                                                               September 30, 1997.

   23.1       Consent of Independent Accountants.              Filed herewith.

   23.2       Consent of Independent Accountants.              Filed herewith.

     27       Financial Data Schedule.                         Filed herewith for electronic filing purposes
                                                               only.

------------------------------

/*/ Incorporated by reference.

/+/ Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1998   SYNBIOTICS CORPORATION

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

       SIGNATURE                                  TITLE                              DATE
       ---------                                  -----                              ----

/s/ Kenneth M. Cohen        Chief Executive Officer, President and Director     April 13, 1998
------------------------
Kenneth M. Cohen

/s/ Michael K. Green        Chief Financial Officer                             April 13, 1998
------------------------
Michael K. Green

/s/ Keith A. Butler         Chief Accounting Officer and Corporate Controller   April 13, 1998
------------------------
Keith A. Butler

/s/ Patrick Owen Burns      Director                                            April 13, 1998
------------------------
Patrick Owen Burns

/s/ James C. DeCesare       Director                                            April 13, 1998
------------------------
James C. DeCesare

/s/ Brenda D. Gavin         Director                                            April 13, 1998
------------------------
Brenda D. Gavin

/s/ M. Blake Ingle          Director                                            April 13, 1998
------------------------
M. Blake Ingle

/s/ Donald E. Phillips      Director                                            April 13, 1998
------------------------
Donald E. Phillips

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

2.2/*/ Purchase Agreement dated July 23, 1996 by and Among Synbiotics, ICG and S.R. One.

2.3/*/ Amendment to Purchase Agreement dated September 7, 1996 by and Among Synbiotics, ICG and S.R. One.

2.4/*/ Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated May 14, 1997.

2.4.1/*/ Amendment No. 1 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997

2.4.2/*/ Amendment No. 2 to Asset Purchase Agreement between Rhone Merieux, Inc. and the Registrant, dated July 9, 1997.

2.5/*/ Stock Purchase Agreement between Rhone Merieux S.A., Institut De Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the Registrant, dated May 14, 1997.

2.5.1/*/ Amendment No. 1 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997.

2.5.2/*/ Amendment No. 2 to Stock Purchase Agreement between Rhone Merieux S.A.S., Institut De Selection Animale S.A., R.M. - Diagnostics S.A.S. and the Registrant, dated July 9, 1997.

3.1/*/       Articles of Incorporation, as amended.

3.2/*/       Bylaws, as amended.

10.1/*/ Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated November 28, 1989.

10.2/*+/ Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.

10.3/*+/ General Release and Severance Agreement between the Registrant and Robert L. Widerkehr, dated July 31, 1996.

10.4/*+/     1983 Stock Option Plan.

10.4.1/*+/   First Amendment to 1983 Stock Option Plan.

10.5/*+/     1984 Stock Option Plan.

10.5.1/*+/   First and Second Amendments to 1984 Stock Option Plan.

10.6/*+/     1986 Stock Option Plan.

10.6.1/*+/   First Amendment to 1986 Stock Option Plan.

10.7/*+/ Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.

10.21/*/ Distribution Agreement between Vedco, Inc. and the Registrant, dated October 15, 1986.

Exhibit No.  Exhibit
-----------  -------

10.26/*+/    1987 Stock Option Plan.

10.26.1/*+/  First Amendment to 1987 Stock Option Plan.

10.34/*/ Single-Tenant Industrial Lease by the Registrant of Premises located at 16420 Via Esprillo, San Diego, California, dated as of May 1, 1996.

10.36/*/ Marketing Agreement between the Registrant and Bio-Trends International, Inc., dated May 10, 1989.

10.36.1/*/   Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated February 7, 1990.

10.36.2/*/   Amendment to FeLV Distribution Agreement between the Registrant and
             Bio-Trends International, Inc., dated as of August 22, 1996.

10.38.1/*/   Addendum to Distribution Agreement between the Registrant and
             Rhone-Merieux, dated April 11, 1996.

10.38.2/*/   Second Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated August 27, 1996.

10.39/*/ Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated August 1, 1990.

10.40/*/ Framework Agreement between Pitman-Moore, Inc. and the Registrant, dated June 26, 1992.

10.41/*/     Agreement between the Registrant and Rhone Merieux, dated July 9,
             1992.

10.41.1/*/   Addendum to Agreement between the Registrant and Rhone Merieux,
             Inc., dated August 22, 1996.

10.43/*+/    1991 Stock Option Plan, as amended

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

10.48/*/ Amendment No. Two to Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc., dated as of July 27, 1994.

10.50/*+/    1995 Stock Option/Stock Issuance Plan, as amended.

10.51/*+/    Form of Notice of Grant/Stock Option Agreement, as used under the
             1995 Stock Option/Stock Issuance Plan.

10.52/*/     Contract Manufacturing Agreement, dated as of March 31, 1995.

Exhibit No.  Exhibit
-----------  -------

10.53/*/ Distribution Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated January 16, 1996.

10.54/*/     License Agreement between the Registrant and Engene
             Biotechnologies, Inc., dated March 6, 1996.

10.55/*/ Research and Development Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996.

10.56/*/ Scientific Advisor Agreement between the Registrant and J. Kevin Steele, dated March 6, 1996.

10.57/*/ Inducement Agreement between the Registrant and Engene Biotechnologies, Inc., dated March 6, 1996.

10.58/*+/    International Canine Genetics, Inc. Amended and Restated 1992 Stock
             Option Plan.

10.59/*+/    Form of International Canine Genetics, Inc. Grant of Nonstatutory
             Stock Option under the Amended and Restated 1992 Stock Option Plan.

10.60/*+/    Form of International Canine Genetics, Inc. Grant of Incentive
             Stock Option under the Amended and Restated 1992 Stock Option Plan.

10.61/*/ Patent and Know-How License Agreement Amdex A/S and the Registrant, dated August 29, 1996.

10.62/*/ License Agreement between American Home Products Corporation and the Registrant, dated August 16, 1996.

10.63/*/ Supply Agreement between the Registrant and American Home Products Corporation, dated August 16, 1996.

10.64/*/ Credit Agreement among the Registrant, the Banks Named Herein and Banque Paribas as Agent, dated as of July 9, 1997.

10.65/*/ Stock Restriction and Rights Agreement between the Registrant and Rhone Merieux S.A.S., dated as of July 9, 1997.

10.66/*/ Warrant Agreement between the Registrant and Banque Paribas, dated as of July 9, 1997.

23.1         Consent of Independent Accountants.

23.2         Consent of Independent Accountants.

27           Financial Data Schedule (for electronic filing purposes only).

-----------------------------

/*/ Incorporated by reference.