Form 10QSB
period 1998-03-31
SYNBIOTICS CORP
filed 1998-05-15
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  -----------

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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


As of April 30, 1998, 8,644,311 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [_]      No [X]

================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

Part I.  Condensed Consolidated Statement of Operations and Comprehensive
           Income - Three months ended March 31, 1998 and 1997.............   3

         Condensed Consolidated Balance Sheet -
           March 31, 1998 and December 31, 1997............................   4

         Condensed Consolidated Statement of Cash Flows -
           Three months ended March 31, 1998 and 1997......................   5

         Notes to Condensed Consolidated Financial Statements..............   6

         Management's Discussion and Analysis or Plan of Operation.........   8


Part II. Other Information.................................................  14

         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income
-----------------------------------------------------------------------
(unaudited)
-----------

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
Net sales                                              $8,801,000   $6,940,000
Cost of sales                                           4,046,000    3,382,000
                                                       ----------   ----------
Gross Profit                                            4,755,000    3,558,000
                                                       ----------   ----------

Operating expenses:
 Research and development                                 521,000      307,000
 Selling and marketing                                  1,591,000    1,300,000
 General and administrative                             1,239,000      664,000
                                                       ----------   ----------
                                                        3,351,000    2,271,000
                                                       ----------   ----------

Income from operations                                  1,404,000    1,287,000

Other income (expense):
 License fees and other                                    74,000       79,000
 Interest, net                                           (258,000)      60,000
                                                       ----------   ----------
Income before income taxes                              1,220,000    1,426,000

Provision for income taxes                                530,000      596,000
                                                       ----------   ----------
Net income                                                690,000      830,000

Cumulative translation adjustment                        (247,000)
                                                       ----------   ----------
Comprehensive income                                   $  443,000   $  830,000
                                                       ==========   ==========

Basic net income per share                             $      .08   $      .11
                                                       ==========   ==========

Diluted net income per share                           $      .07   $      .11
                                                       ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Balance Sheet
-------------------------------------------------------------------------------

                                                   March 31,     December 31,
                                                      1998           1997
                                                  ------------   -------------
                                                  (unaudited)      (audited)
Assets
Current assets:
 Cash and equivalents                             $ 3,084,000     $ 2,190,000
 Securities available for sale                      2,980,000       3,394,000
 Accounts receivable                                5,852,000       4,396,000
 Inventories                                        4,549,000       5,187,000
 Deferred tax assets                                  321,000         303,000
 Other current assets                                 512,000         359,000
                                                  -----------     -----------
   Total current assets                            17,298,000      15,829,000
Property and equipment, net                         1,244,000       1,102,000
Goodwill                                           14,532,000      11,542,000
Deferred tax assets                                 5,905,000       6,417,000
Deferred debt issuance costs                          819,000         905,000
Other assets                                        5,568,000       5,832,000
                                                  -----------     -----------
                                                  $45,366,000     $41,627,000
                                                  ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses            $ 4,651,000     $ 3,546,000
 Current portion of long-term debt                  2,000,000       1,000,000
 Income taxes payable                                  48,000          25,000
                                                  -----------     -----------
   Total current liabilities                        6,699,000       4,571,000
                                                  -----------     -----------
Long-term debt                                      7,306,000       7,543,000
                                                  -----------     -----------
Mandatorily redeemable common stock                 2,774,000       2,756,000
                                                  -----------     -----------

Non-mandatorily redeemable common stock
 and other shareholders' equity:
  Common stock, no par value, 24,800,000 shares
   authorized, 8,643,000 and 7,426,000 shares
   issued and outstanding at March 31, 1998 and
   December 31, 1997                               37,082,000      35,659,000
  Common stock warrants                             1,003,000       1,003,000
  Accumulated other comprehensive income             (398,000)       (151,000)
  Accumulated deficit                              (9,100,000)     (9,754,000)
                                                  -----------     -----------

   Total non-mandatorily redeemable common
    stock and other shareholders' equity           28,587,000      26,757,000
                                                  -----------     -----------
                                                  $45,366,000     $41,627,000
                                                  ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

          --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------
Cash flows from operating activities:
 Net income                                           $   690,000   $   830,000
 Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                         534,000       264,000
    Changes in assets and liabilities:
      Accounts receivable                              (1,454,000)   (3,566,000)
      Inventories                                         638,000       490,000
      Deferred taxes                                      493,000       554,000
      Other assets                                       (149,000)      273,000
      Accounts payable and accrued expenses               496,000       (44,000)
      Income taxes payable                                 23,000
      Other liabilities                                                (650,000)
                                                      -----------   -----------

Net cash provided by (used for) operating activities    1,271,000    (1,849,000)
                                                      -----------   -----------

Cash flows from investing activities:
 Acquisition of property and equipment                   (212,000)      (68,000)
 Proceeds from sale of securities available for sale      414,000       658,000
 Acquisition of Prisma Acquisition Corp.               (1,000,000)
                                                      -----------   -----------

Net cash (used for) provided by investing activities     (798,000)      590,000
                                                      -----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt               1,000,000
 Payments of long-term debt                              (250,000)
 Mandatorily redeemable common stock issuance costs       (16,000)
 Proceeds from issuance of common stock, net              (66,000)      (40,000)
                                                      -----------   -----------

Net cash provided by (used for) financing activities      668,000       (40,000)
                                                      -----------   -----------

Net increase (decrease) in cash and equivalents         1,141,000    (1,299,000)

Effect of exchange rates on cash                         (247,000)

Cash and equivalents - beginning                        2,190,000     3,050,000
                                                      -----------   -----------

Cash and equivalents - end of period                  $ 3,084,000   $ 1,751,000
                                                      ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and comprehensive income and of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1997. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Acquisition:

On March 6, 1998 the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care. The consideration paid to the stockholders of Prisma was a $1,000,000 convertible note, 458,000 newly issued, unregistered shares of the Company's common stock valued at $1,490,000 (based on the average closing price of Synbiotics' common stock for the thirty trading days prior to March 6, 1998, which was $3.25) and the issuance of options to purchase 157,000 shares of the Company's common stock for $.0016 per share in replacement of Prisma's outstanding stock options. The 157,000 stock options were valued at $609,000 using the Black-Scholes option pricing model.

The convertible note (which was issued to only one of the Prisma stockholders) is due March 5, 1999, bears interest at the rate of 5% per year and is unsecured. The note is convertible at any time, at the option of the Company, into a number of unregistered shares of the Company's common stock equal to the outstanding principal and accrued interest divided by the average closing price of the Company's common stock for the thirty trading days immediately prior to the conversion. The note is subordinate to the Company's notes payable to Banque Paribas, which were issued in conjunction with the July 1997 acquisition of the veterinary diagnostics business of Rhone-Merieux, S.A.S.

The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,336,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. $2,347,000, representing the common stock and common stock option portion of the of the purchase price and liabilities assumed, is considered a non-cash financing activity for purposes of the statement of cash flows.

       --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 3 - Inventories:

Inventories consist of the following:


                                                       March 31,    December 31,
                                                          1998          1997
                                                       ----------   ------------
Raw materials                                          $2,743,000     $2,639,000
Work in process                                           839,000      1,235,000
Finished goods                                            967,000      1,313,000
                                                       ----------     ----------
                                                       $4,549,000     $5,187,000
                                                       ==========     ==========

Note 4 - Earnings per Share:

The following is a reconciliation of net income and share amounts used in the computations of earnings per share:

                                                   Three Months Ended March 31,
                                                      1998           1997
                                                      ----           ----
                                                   (unaudited)    (unaudited)
Net income used:
  Net income                                          $690,000       $830,000

 Less accretion of mandatorily redeemable
   common stock                                        (36,000)
                                                    ----------     ----------
 Net income used in computing basic net income
   per share                                           654,000        830,000

 Add interest upon assumed conversion of debt            2,000
                                                    ----------     ----------
 Net income used in computing diluted net income
   per share                                          $656,000       $830,000
                                                    ==========     ==========

Shares used:
 Weighted average common shares outstanding used
   in computing basic net income per share           8,414,000      7,392,000

 Weighted average options and warrants to purchase
   common stock as determined by application of the
   treasury method                                     444,000        269,000

 Weighted average shares of common stock issued
   upon assumed conversion of debt                     321,000
                                                    ----------     ----------
 Shares used in computing diluted net income
   per share                                         9,179,000      7,661,000
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

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma, the 1997 acquisition of the veterinary diagnostics business of SBIO-E, the 1996 acquisition of the business of ICG, or any other future acquisitions (collectively, the "Acquired Business"') will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

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

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Synbiotics has incurred a consolidated accumulated deficit of $9,100,000 at March 31, 1998, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold(TM), VetRED(R) and WITNESS(R) diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold(TM), VetRED(R) and WITNESS(R) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. A patentholder has filed a lawsuit asserting that the Company's key canine heartworm diagnostic tests infringe its patent (see above).

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

Government Regulation
---------------------

Synbiotics' business is subject to substantial regulation by the United States government (see Item 1 - Business--Government Regulation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which is hereby incorporated by reference). In addition, Synbiotics' operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to Synbiotics' business. There can be no assurance that Synbiotics will be found in compliance with any of the various regulations to which it is subject.

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

Results of Operations

Net sales for the first quarter of 1998 increased by $1,861,000 or 27% over the first quarter of 1997. The increase in net sales is primarily due to $2,321,000 in sales of diagnostic products acquired in conjunction with the July 1997 acquisition of SBIO-E. However, the sales of non-SBIO-E diagnostic products decreased 6% during the first quarter of 1998 due to a decrease in canine heartworm diagnostics sales of 12%, offset by an increase in feline diagnostics sales of 69%. The decreased canine heartworm diagnostics sales were due to the non-recurrence of distributor promotional programs which were in place during the first quarter of 1997, although this factor was somewhat offset by a general price increase in January 1998. Rather than utilizing promotional programs to provide incentive for distributors to buy in anticipation of the heartworm season, the Company has implemented an incentive program based on the growth of annual distributor sales. One object of this incentive program, in addition to growing the Company's sales to its distributors, is to reduce the seasonality of the sales of its heartworm products. The increase in feline diagnostic sales was due to the introduction of the Company's feline heartworm diagnostic test and WITNESS(R) feline leukemia diagnostic test. Sales of vaccine products during the first quarter of 1998 decreased $147,000 or 8% as compared to the first quarter of 1997. The decreased vaccine sales comprises an increase of 44% in sales of vaccines to private label partners during the first quarter of 1998, offset by a 30% decrease in other vaccine sales due to decreased sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), and the phase-out of sales of most Synbiotics-label vaccines. Sales of vaccines have been negatively impacted by severe competition from Pfizer, Fort Dodge and Solvay who manufacture their own vaccine products, whereas the Company's vaccines are all manufactured by third parties. During the fourth quarter of 1997, the Company stopped selling its vaccines (except for its feline leukemia vaccines) to distributors and focused its efforts on selling vaccines to private label partners for resale to the over-the-counter market and through catalogs.

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

The cost of sales as a percentage of net sales was 46% during the first quarter of 1998 compared to 49% during the first quarter of 1997 (i.e., gross margin increased to 54% from 51%). The higher gross margin is a direct result of two factors: i) the fact that 86% of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers, and ii) the Company's domestic sales (i.e., exclusive of the SBIO-E sales), during the first quarter of 1998 had a 56% gross margin as compared to 51% during the first quarter of 1997. The increased margin on 1998 domestic sales is due primarily to the non-recurrence of a decrease in average selling prices for certain potentially short-dated vaccines during the first quarter of 1997, as well as the general price increase discussed above. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW, VetRED(R), WITNESS(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers.

Research and development expenses during the first quarter of 1998 increased $214,000 or 70% over the first quarter of 1997. The increase is primarily due to the acquisition of SBIO-E, which has its own research and development group, as well as increased contracted research and development expenses. Research and development expenses as a percentage of net sales were 6% and 4% during the first quarter of 1998 and 1997, respectively. The Company expects its research and development expenses to increase during the remainder of 1998 due to further development of Prisma's product line.

Selling and marketing expenses during the first quarter of 1998 increased by $291,000 or 22% over the first quarter of 1997. The increase is due primarily to the acquisition of SBIO-E, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 18% and 19% during the first quarter of 1998 and 1997, respectively.

General and administrative expenses during the first quarter of 1998 increased by $575,000 or 87% over the first quarter of 1997. The increase is due primarily to amortization of goodwill, additional payroll costs related to the acquisition of SBIO-E and legal expenses related to the Hospital patent litigation. General and administrative expenses as a percentage of net sales were 15% and 10% during the first quarter of 1998 and 1997, respectively. The Company expects the Prisma acquisition to increase its general and administrative expenses, without commensurate sales increases, for the remainder of 1998.

Other income (expense) during the first quarter of 1998 decreased by $323,000 from the first quarter of 1997 due primarily to interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E.

The combined effective tax rate was 43% during the first quarter of 1998 as compared to 42% during the first quarter of 1997. The increase in the effective rate is due to a decrease in deferred state tax assets resulting from enacted tax rate changes, as well as foreign income taxes related to the operations of SBIO-E.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important and meaningful tool in comparing its performance from year to year. While there are many interpretations in the financial community as to the proper calculation of EBITDA, the Company calculates EBITDA as net income plus the sum of 1) interest expense, 2) income tax expense, 3) depreciation expense and 4) amortization expense. However, it should be noted that EBITDA is not an equivalent of, nor a substitute for, cash flow. EBITDA for the first quarter of 1998 was $1,869,000 as compared to $1,690,000 for the first quarter of 1997, an increase of $179,000 or 11%. The increase is due, in addition to the above factors, to the interest on the debt issued in conjunction with the acquisition of SBIO-E and a larger amount of goodwill amortization during the first quarter of 1998 (due to the amortization related to the SBIO-E and Prisma acquisitions). Because SBIO-E is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be comparable to results of operations in the near-term future.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $10,490,000 at March 31, 1998, are sufficient to meet its current working capital needs and service the debt related to the acquisitions of SBIO-E and Prisma through 1998. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the December to April time period, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality may be somewhat reduced by the newly acquired European operations and later by the Prisma instrumentation business, which are relatively less seasonal.

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

Item 2.  Changes in Securities:
         ----------------------

In conjunction with the March 6, 1998 acquisition of Prisma, the Company issued 458,345 shares of newly issued unregistered Synbiotics common stock to the former shareholders of Prisma, issued stock options to purchase 157,053 shares of unregistered Synbiotics common stock at an exercise price of $.0016 per share to the employees of Prisma, and issued a $1,000,000 note to one of the former Prisma shareholders which is convertible into the number of unregistered shares of Synbiotics common stock equal to the outstanding principal and accrued interest divided by the average closing price of the Company's common stock for the thirty trading days immediately prior to the conversion. The shares of common stock issued or issuable in conjunction with this transaction were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities:
         --------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

None.

Item 5.  Other Information:
         ------------------

None.

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

    (a)  Exhibits
         --------

          2.1 Agreement and Plan of Reorganization By and Among the Registrant, Prisma Acquisition Corp. and the Stockholders and an Optionholder of Prisma Acquisition Corp., dated as of February 27, 1998/(1)/.

          2.2 Agreement of Merger By and Between Prisma Acquisition Corp. and the Registrant, dated as of March 6, 1998/(2)/.

         10.67 Note Purchase Agreement By and Between the Registrant and BioQuest Venture Leasing Partnership, L.P., dated as of March 6, 1998/(3)/.

         10.68 Convertible Promissory Note By the Registrant to BioQuest Venture Leasing Partnership, L.P., dated March 6, 1998/(4)/.

         10.69 Employment Agreement between the Registrant and Robert A. Behrens, dated as of March 6, 1998.

         27     Financial Data Schedule (for electronic filing purposes only).

         _______________

         (1) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

         (2) Incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

         (3) Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

         (4) Incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

    (b)  Reports on Form 8-K
         -------------------

         The Company filed a report on Form 8-K dated March 6, 1998 reflecting the acquisition of Prisma Acquisition Corp. pursuant to an agreement and plan of reorganization dated February 27, 1998 and agreement of merger dated March 6, 1998.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         SYNBIOTICS CORPORATION


Date:  May 15, 1998                      /s/ Michael K. Green
                                         ---------------------------------------
                                         Michael K. Green
                                         Vice President of Finance and Chief
                                         Financial Officer (signing both as a
                                         duly authorized officer and as
                                         principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.   Exhibit
-----------   -------

    2.1 Agreement and Plan of Reorganization By and Among the Registrant, Prisma Acquisition Corp. and the Stockholders and an Optionholder of Prisma Acquisition Corp., dated as of February 27, 1998/(1)/.

    2.2 Agreement of Merger By and Between Prisma Acquisition Corp. and the Registrant, dated as of March 6, 1998/(2)/.

   10.67 Note Purchase Agreement By and Between the Registrant and BioQuest Venture Leasing Partnership, L.P., dated as of March 6, 1998/(3)/.

   10.68 Convertible Promissory Note By the Registrant to BioQuest Venture Leasing Partnership, L.P., dated March 6, 1998/(4)/.

   10.69 Employment Agreement between the Registrant and Robert A. Behrens, dated as of March 6, 1998.

   27         Financial Data Schedule (for electronic filing purposes only).

___________________

(1) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

(2) Incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

(3) Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 6, 1998.

(4) Incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 6, 1998.