Form 10QSB
period 1998-06-30
SYNBIOTICS CORP
filed 1998-08-14
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  -----------

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


As of August 4, 1998, 9,003,041 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]      No [X]


================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

Part I.     Condensed Consolidated Statement of Operations and
             Comprehensive Income - Three and six months ended
             June 30, 1998 and 1997                                           3

            Condensed Consolidated Balance Sheet - June 30, 1998
             and December 31, 1997                                            4

            Condensed Consolidated Statement of Cash Flows -
             Six months ended June 30, 1998 and 1997                          5

            Notes to Condensed Consolidated Financial Statements              6

            Management's Discussion and Analysis or Plan of Operation         9


Part II.    Other Information                                                16

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.   Financial Statements
          --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income
-----------------------------------------------------------------------
(unaudited)
-----------


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                            ------------------------   ------------------------
                                                1998         1997          1998         1997
                                            ------------------------   ------------------------
Net sales                                   $ 8,936,000  $ 4,840,000   $17,737,000  $11,781,000
Cost of sales                                 3,859,000    2,877,000     7,905,000    6,259,000
                                            -----------  -----------   -----------  -----------

Gross profit                                  5,077,000    1,963,000     9,832,000    5,522,000
                                            -----------  -----------   -----------  -----------

Operating expenses:
 Research and development                       592,000      306,000     1,113,000      613,000
 Selling and marketing                        1,572,000    1,025,000     3,163,000    2,324,000
 General and administrative                     880,000      700,000     2,119,000    1,364,000
 Patent litigation settlement                 4,601,000                  4,601,000
                                            -----------  -----------   -----------  -----------

                                              7,645,000    2,031,000    10,996,000    4,301,000
                                            -----------  -----------   -----------  -----------
(Loss) income from operations                (2,568,000)     (68,000)   (1,164,000)   1,221,000

Other income (expense):
 License fees and other                          65,000       76,000       139,000      154,000
 Interest, net                                 (258,000)      47,000      (515,000)     106,000
                                            -----------  -----------   -----------  -----------
(Loss) income before income taxes            (2,761,000)      55,000    (1,540,000)   1,481,000

(Benefit from) provision for income taxes    (1,148,000)      41,000      (618,000)     637,000
                                            -----------  -----------   -----------  -----------

Net (loss) income                            (1,613,000)      14,000      (922,000)     844,000

Cumulative translation adjustment               188,000                    (60,000)
                                            -----------  -----------   -----------  -----------

Comprehensive (loss) income                 $(1,425,000) $    14,000   $  (982,000) $   844,000
                                            ===========  ===========   ===========  ===========

Basic net (loss) income per share           $      (.19) $       .00   $      (.12) $       .11
                                            ===========  ===========   ===========  ===========

Diluted net (loss) income per share         $      (.19) $       .00   $      (.12) $       .11
                                            ===========  ===========   ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

          --------------------

Synbiotics Corporation
Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                   June 30,     December 31,
                                                     1998          1997
                                                 ------------   -------------
                                                 (unaudited)      (audited)
Assets
Current assets:
 Cash and equivalents                            $  3,168,000    $  2,190,000
 Securities available for sale                      3,527,000       3,394,000
 Accounts receivable                                6,126,000       4,396,000
 Inventories                                        5,534,000       5,187,000
 Deferred tax assets                                  407,000         303,000
 Other current assets                                 568,000         359,000
                                                 ------------   -------------
   Total current assets                            19,330,000      15,829,000
Property and equipment, net                         1,611,000       1,102,000
Goodwill                                           13,937,000      11,542,000
Deferred tax assets                                 6,976,000       6,417,000
Deferred debt issuance costs                          757,000         905,000
Other assets                                        5,507,000       5,832,000
                                                 ------------    ------------
                                                 $ 48,118,000    $ 41,627,000
                                                 ============    ============

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses           $  5,140,000    $  3,546,000
 Current portion of long-term debt                  2,000,000       1,000,000
 Income taxes payable                                                  25,000
 Other current liabilities                          2,600,000
                                                 ------------    ------------
   Total current liabilities                        9,740,000       4,571,000
                                                 ------------    ------------
Long-term debt                                      7,116,000       7,543,000
Other liabilities                                   1,322,000
                                                 ------------    ------------
                                                    8,438,000       7,543,000
                                                 ------------    ------------
Mandatorily redeemable common stock                 2,810,000       2,756,000
                                                 ------------    ------------

Non-mandatorily redeemable common stock and
 other shareholders' equity:
  Common stock, no par value, 24,800,000 shares
   authorized, 8,670,000 and 7,426,000 shares
   issued and outstanding at June 30, 1998 and
   December 31, 1997                               37,085,000      35,659,000
 Common stock warrants                              1,003,000       1,003,000
 Accumulated other comprehensive income              (211,000)       (151,000)
 Accumulated deficit                              (10,747,000)     (9,754,000)
                                                 ------------    ------------
   Total non-mandatorily redeemable common
    stock and other shareholders' equity           27,130,000      26,757,000
                                                 ------------    ------------
                                                 $ 48,118,000    $ 41,627,000
                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

          --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                           1998       1997
                                                      ------------------------
Cash flows from operating activities:
 Net (loss) income                                    $  (922,000) $   844,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         929,000      527,000
    Changes in assets and liabilities:
      Accounts receivable                              (1,680,000)  (1,760,000)
      Inventories                                         (15,000)   1,001,000
      Deferred taxes                                     (664,000)     595,000
      Other assets                                       (177,000)      64,000
      Accounts payable and accrued expenses               833,000     (480,000)
      Income taxes payable                                (91,000)
      Other liabilities                                 3,922,000     (650,000)
                                                      -----------  -----------
Net cash provided by operating activities               2,135,000      141,000
                                                      -----------  -----------

Cash flows from investing activities:
 Acquisition of property and equipment                   (252,000)     (96,000)
 Investment in securities available for sale             (133,000)
 Proceeds from sale of securities available for sale                   691,000
 Acquisition of Prisma Acquisition Corp.               (1,133,000)
                                                      -----------  -----------

Net cash (used for) provided by investing activities   (1,518,000)     595,000
                                                      -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt               1,133,000
 Payments of long-term debt                              (633,000)
 Mandatorily redeemable common stock issuance costs       (16,000)
 Proceeds from issuance of common stock, net              (63,000)    (134,000)
                                                      -----------  -----------

Net cash provided by (used for) financing activities      421,000     (134,000)
                                                      -----------  -----------

Net increase in cash and equivalents                    1,038,000      602,000

Effect of exchange rates on cash                          (60,000)

Cash and equivalents - beginning                        2,190,000    3,050,000
                                                      -----------  -----------

Cash and equivalents - ending                         $ 3,168,000  $ 3,652,000
                                                      ===========  ===========


     See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations and comprehensive income and of cash flows for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS ("SBIO-E"). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1997. Interim operating results are not necessarily indicative of operating results for the full year.

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

The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $2,848,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. $2,499,000, representing the common stock and common stock option portion of the of the purchase price and liabilities assumed, is considered a non-cash financing activity for purposes of the statement of cash flows.

         --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 3 - Securities Available for Sale:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper.


Note 4 - Inventories:

Inventories consist of the following:


                      June 30,       December 31,
                        1998             1997
                        ----             ----

Raw materials        $ 2,907,000     $ 2,639,000
Work in process          871,000       1,235,000
Finished goods         1,756,000       1,313,000
                     -----------     -----------
                     $ 5,534,000     $ 5,187,000
                     ===========     ===========

Note 5 - Earnings per Share:

The following is a reconciliation of net income and share amounts used in the computations of earnings per share:



                                      Three Months Ended June 30,      Six Months Ended June 30,
                                    ------------------------------    ---------------------------
                                        1998            1997            1998            1997
                                        ----            ----            ----            ----
                                     (unaudited)      (unaudited)     (unaudited)    (unaudited)

Net (loss) income used:
 Net (loss) income                  $ (1,613,000)     $     14,000    $   (922,000)  $    844,000

 Less accretion of mandatorily
   redeemable common stock               (37,000)                          (72,000)
                                    ------------      ------------    ------------   ------------

 Net income used in computing
   basic and diluted net (loss)
   income per share                   (1,650,000)           14,000        (994,000)       844,000
                                    ============      ============    ============   ============


        --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                         ------------------------------    ---------------------------
                                             1998            1997             1998            1997
                                             ----            ----             ----            ----
                                          (unaudited)     (unaudited)       (unaudited)    (unaudited)
Shares used:
 Weighted average common shares
   outstanding used in computing
   basic net income per share            $  8,669,000      $  7,394,000    $  8,508,000   $  7,393,000

 Weighted average options and warrants
   to purchase common stock as
   determined by application of the                             133,000                        133,000
   treasury method                       ------------      ------------    ------------   ------------

 Shares used in computing diluted net
   income per share                         8,669,000         7,527,000       8,508,000      7,526,000
                                         ============      ============    ============   ============

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 680,000 shares and 674,000 shares have been excluded from the shares used in computing diluted net loss for the three and six months ended June 30, 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the three and six months ended June 30, 1998 and 1997 as their exercise price is higher than the weighted average market price for those periods, as well as their effect is anti-dilutive.

In July 1998, the Company issued 333,000 newly issued and unregistered shares of the Company's common stock in conjunction with the settlement of patent litigation (Note 6).


Note 6 - Subsequent Event:

In September 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringes a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital whereby the Company will pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998, and reclassified $463,000 and $679,000 of legal expenses related to the patent litigation during the three and six months ended June 30, 1998, respectively, from general and administrative expenses.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

The information contained in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Quarterly Report on Form 10-QSB contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information.
The following risk factors should be considered in evaluating the Company's forward-looking statements:

Patent Litigation Involving the Company's Canine Heartworm Diagnostic Products
------------------------------------------------------------------------------

In October 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringes a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital whereby the Company will pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998. The charge will be materially adverse to the Company's results of operations for the year ending December 31, 1998.

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

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Synbiotics has incurred a consolidated accumulated deficit of $10,747,000 at June 30, 1998, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

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

Patents and Proprietary Technology
----------------------------------

Synbiotics generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. Synbiotics also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, Synbiotics has been granted eleven U.S. patents and has three U.S. patents pending..

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. In 1997, a patentholder filed a lawsuit asserting that the Company's key canine heartworm diagnostic tests infringe its patent. The lawsuit was settled in July 1998 (see above).

There can be no assurance that other third parties will not assert other infringement claims against Synbiotics in the future or that any such assertions will not result in costly litigation or require Synbiotics to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Synbiotics, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block Synbiotics' ability to further develop, or commercialize, its products in the United States and abroad. Such claims could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on Synbiotics. Finally, litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, Synbiotics.

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


Results of Operations

Net sales for the second quarter of 1998 increased by $4,096,000 or 85% over the second quarter of 1997. The increase in net sales is due to $1,650,000 in sales of diagnostic products acquired in conjunction with the July 1997 acquisition of SBIO-E, an increase in the sales of non-SBIO-E diagnostic products of $2,097,000 and an increase in vaccine product sales of $349,000. The increase in the sales of non-SBIO-E diagnostic products is due to an increase in canine heartworm diagnostics sales of 133% and an increase in feline diagnostics sales of 25%. The increased canine heartworm diagnostics sales were due to sales of VetRED(R), acquired in conjunction with the acquisition of SBIO-E and the fact that the Company's average selling prices of its canine heartworm diagnostic products were reduced by 10% during the second quarter of 1997 as a result of severe price competition from IDEXX Laboratories, the Company's main diagnostic competitor. In addition there was a non-recurrence of distributor promotional programs which were in place during the first quarter of 1997, as well as a general price increase in January 1998. Rather than continuing to use promotional programs to provide incentive for distributors to buy in anticipation of the heartworm season, in 1998 the Company implemented an incentive program based on the growth of annual distributor sales. One object of this incentive program, in addition to growing the Company's sales to its distributors, is to reduce the seasonality of the sales of its heartworm products. The increase in feline diagnostic sales was due to the introduction of the Company's feline heartworm diagnostic test and WITNESS(R) feline leukemia diagnostic test. The increased vaccine sales comprises an increase of 41% in sales of vaccines to private label partners and an increase of 35% in sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), offset by an 89% decrease in sales of other vaccine products resulting from the phase-out of sales of most Synbiotics-label vaccines. Sales of vaccines have been negatively impacted by severe competition from Pfizer, Fort Dodge and Solvay who manufacture their own vaccine products, whereas the Company's vaccines are all manufactured by third parties. During the fourth quarter of 1997, the Company stopped selling its vaccines (except for its feline leukemia vaccines) to distributors and focused its efforts on selling vaccines to private label partners for resale to the over-the-counter market and through catalogs.

Net sales for the six months ended June 30, 1998 increased by $5,956,000 or 51% over the six months ended June 30, 1997. The increase in net sales is due to $3,970,000 in sales of diagnostic products acquired in conjunction with the July 1997 acquisition of SBIO-E, an increase in the sales of non-SBIO-E diagnostic products of $1,540,000 and an increase in vaccine product sales of $218,000.
The increase in the sales of non-SBIO-E diagnostic products is due to an increase in canine heartworm diagnostics sales of 28% and an increase in feline diagnostics sales of 32%, for substantially the same reasons as the increases for the second quarter of 1998. The increased vaccine sales comprises an increase of 43% in sales of vaccines to private label partners and an increase of 14% in sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), offset by an 89% decrease in sales of other vaccine products resulting from the phase-out of sales of most Synbiotics-label vaccines.

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

The cost of sales as a percentage of net sales was 43% during the second quarter of 1998 compared to 59% during the second quarter of 1997 (i.e., gross margin increased to 57% from 41%). The higher gross margin is a direct result of two factors: i) the fact that a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) the Company's domestic sales (i.e., exclusive of the SBIO-E sales) during the second quarter of 1998 had a 57% gross margin as compared to 41% during the second quarter of 1997. As discussed above, the increased margin on 1998 domestic sales is due primarily to increases in the Company's average selling prices as a result of the non-recurrence of the severe price competition encountered during the second quarter of 1997, the non-recurrence of distributor promotional programs and the general price increase in January 1998. The cost of sales as a percentage of net sales was 45% during the six months ended June 30, 1998 compared to 53% during the six months ended June 30, 1997 (i.e., gross margin increased to 55% from 47%). The higher gross margin is a direct result of two factors: i) the fact that a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) the Company's domestic sales (i.e., exclusive of the SBIO-E sales) during the six months end June 30, 1998 had a 56% gross margin as compared to 47% during the six months ended June 30, 1997. The reasons for the improved margins during the six months ended June 30, 1998 are substantially the same reasons as for the increases for the second quarter of 1998. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW, VetRED(R), WITNESS(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers.

Research and development expenses during the second quarter of 1998 increased by $286,000 or 93% over the second quarter of 1997, and increased during the six months ended June 30, 1998 by $500,000 or 82% over the six months ended June 30, 1997. The increases are primarily due to the acquisitions of SBIO-E and Prisma, which have its own research and development groups, as well as increased contracted research and development expenses. Research and development expenses as a percentage of net sales were 7% and 6% during the second quarter of 1998 and 1997, respectively, and were 6% and 5% during the six months ended June 30, 1998 and 1997, respectively,. The Company expects its research and development expenses to increase during the remainder of 1998 due to further development of Prisma's product line.

Selling and marketing expenses during the second quarter of 1998 increased by $547,000 or 53% over the second quarter of 1997, and increased during the six months ended June 30, 1998 by $839,000 or 36% over the six months ended June 30,
1997.   The increases are due primarily to the acquisition of SBIO-E, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 18% and 21% during the second quarter of 1998 and 1997, respectively, and were 18% and 20% during the six months ended June 30, 1998 and 1997, respectively.

General and administrative expenses during the second quarter of 1998 increased by $180,000 or 26% over the second quarter of 1997, and increased during the six months ended June 30, 1998 by $755,000 or 55% over the six months ended June 30, 1997. The increases are due primarily to amortization of goodwill and additional payroll costs related to the acquisitions of SBIO-E and Prisma. General and administrative expenses as a percentage of net sales were 10% and 14% during the second quarter of 1998 and 1997, respectively, and were 12% during the six months ended June 30, 1998 and 1997. The Company expects the Prisma acquisition to increase its general and administrative expenses, without commensurate sales increases, for the remainder of 1998.

On July 28, 1998, the Company entered into a settlement agreement with the Hospital whereby the Company will pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998, and reclassified $463,000 and $679,000 of legal expenses related to the patent litigation during the three and six months ended June 30, 1998, respectively, from general and administrative expenses.

Other income (expense) during the second quarter of 1998 decreased by $316,000 from the second quarter of 1997, and decreased during the six months ended June 30, 1998 by $636,000 from the six months ended June 30, 1997, due primarily to interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E.

The Company recognized a benefit from income taxes of $618,000 during the six months ended June 30, 1998, as compared to a provision for income taxes of $637,000 for the six months ended June 30, 19987. The benefit from income taxes in 1998 is a result of a deferred tax asset related to the patent litigation settlement and the reduction the utilization of net operating loss carryforwards resulting from the patent litigation settlement charge, offset by an a decrease in deferred state tax assets resulting from enacted tax rate changes, as well as foreign income taxes related to the operations of SBIO-E.

Because SBIO-E is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be comparable to results of operations in the near-term future.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $9,590,000 at June 30, 1998, are sufficient to meet its current working capital needs, pay the patent litigation settlement and service the debt related to the acquisitions of SBIO-E and Prisma through 1998.
However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent.

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

The Company is currently in the process of determining the year 2000 compliance status of its major suppliers and customers. In the event that these suppliers and customers fail to become year 2000 compliant, there could be a material adverse impact on the Company's results of operations and financial condition beginning in 2000.


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings:
          ------------------

Barnes-Jewish Hospital v. Synbiotics Corporation - United States District Court
-------------------------------------------------------------------------------
for the Eastern District of Missouri, Eastern Division
------------------------------------------------------

As previously reported by Synbiotics, Barnes-Jewish Hospital of St. Louis (the "Hospital") is the owner of a patent which the Hospital alleges covers the Company's canine heartworm diagnostic products. The Company is also the owner of several patents which cover its canine heartworm diagnostic products. On September 29, 1997, the Hospital sued the Company in the United States District Court for the Eastern District of Missouri for patent infringement, seeking unspecified damages. On July 28, 1998, the Company entered into a settlement agreement with the Hospital whereby the Company will pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998.


Item 2.   Changes in Securities:
          ----------------------

None.


Item 3.   Defaults Upon Senior Securities:
          --------------------------------

None.


Item 4.   Submission of Matters to a Vote of Security Holders:
          ----------------------------------------------------

None.

Item 5.   Other Information:
          ------------------

The Securities and Exchange Commission has amended Rule 14a-4, which governs the Company's use of its discretionary proxy voting authority with respect to a non-Rule 14a-8 shareholder proposal (i.e., where a shareholder has not sought inclusion of the proposal in the Company's proxy statement). The amended rule sets a 45-day advance notice requirement whereby if a proponent fails to notify the Company at least 45 days prior to the anniversary of the date the prior year's proxy statement was mailed, then the management proxyholders would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

In addition, shareholders are advised that the Company's Bylaws have been amended to, among other things, require a shareholder to give advance notice to the Company in order to be allowed to bring any matter before an annual meeting of shareholders or to nominate a director candidate. Notice that a matter will be brought before an annual meeting must be given between 60 and 90 days before the anniversary of the prior year's annual meeting. Notice that a shareholder will nominate a particular director candidate must be given at least 90 days before the anniversary of the prior year's annual meeting.


Item 6.   Exhibits and Reports on Form 8-K:
          ---------------------------------

    (a)   Exhibits
          --------

          3.2 Bylaws, as amended.

          27   Financial Data Schedule (for electronic filing purposes only).

    (b)   Reports on Form 8-K
          -------------------

          None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SYNBIOTICS CORPORATION


Date:  August 14, 1998     /s/ Michael K. Green
                           -----------------------------------------------------
                           Michael K. Green
                           Vice President of Finance and Chief Financial Officer
                           (signing both as a duly authorized officer and as
                            principal financial officer)

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

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------

    3.2        By laws, as amended.

     27        Financial Data Schedule (for electronic filing purposes only).