Form 10QSB
period 1998-09-30
SYNBIOTICS CORP
filed 1998-11-16
CIK 719483

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              __________________

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

As of October 31, 1998, 9,005,420 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations and Comprehensive
          Income - Three and nine months ended September 30, 1998 and 1997    2

         Condensed Consolidated Balance Sheet - September 30, 1998 and
          December 31, 1997                                                   3

         Condensed Consolidated Statement of Cash Flows - Nine months
          ended September 30, 1998 and 1997                                   4

         Notes to Condensed Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Part II - Other Information                                                  15

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (unaudited)
--------------------------------------------------------------------------------

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------   -------------------------
                                               1998         1997         1998          1997
                                            ----------   ----------   -----------   -----------
Net sales                                   $6,735,000   $6,146,000   $24,472,000   $17,929,000
Cost of sales                                3,820,000    3,387,000    11,725,000     9,648,000
                                            ----------   ----------   -----------   -----------
Gross Profit                                 2,915,000    2,759,000    12,747,000     8,281,000
                                            ----------   ----------   -----------   -----------
Operating expenses:
  Research and development                     590,000      541,000     1,703,000     1,154,000
  Selling and marketing                      1,428,000    1,058,000     4,591,000     3,382,000
  General and administrative                 1,546,000      774,000     3,665,000     2,138,000
  Patent litigation settlement                                          4,601,000
                                            ----------   ----------   -----------   -----------
                                             3,564,000    2,373,000    14,560,000     6,674,000
                                            ----------   ----------   -----------   -----------
(Loss) income from operations                 (649,000)     386,000    (1,813,000)    1,607,000

Other income (expense):
  License fees and other                        89,000       79,000       229,000       234,000
  Interest, net                               (358,000)    (324,000)     (873,000)     (218,000)
                                            ----------   ----------   -----------   -----------
(Loss) income before income taxes             (918,000)     141,000    (2,457,000)    1,623,000
(Benefit from) provision for income taxes     (175,000)     261,000      (792,000)      898,000
                                            ----------   ----------   -----------   -----------
Net (loss) income                             (743,000)    (120,000)   (1,665,000)      725,000
Cumulative translation adjustment              616,000     (753,000)      556,000      (753,000)
                                            ----------   ----------   -----------   -----------
Comprehensive (loss)                        $ (127,000)  $ (873,000)  $(1,109,000)  $   (28,000)
                                            ==========   ==========   ===========   ===========
Basic net (loss) income per share           $     (.09)  $     (.02)  $      (.21)  $       .09
                                            ==========   ==========   ===========   ===========
Diluted net (loss) income per share         $     (.09)  $     (.02)  $      (.21)  $       .09
                                            ==========   ==========   ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                              September 30,   December 31,
                                                                  1998           1997
                                                              -------------   ------------
                                                               (unaudited)      (audited)
Assets

Current assets:
  Cash and equivalents                                         $  4,507,000   $ 2,190,000
  Securities available for sale                                   1,615,000     3,394,000
  Accounts receivable                                             4,097,000     4,396,000
  Inventories                                                     5,490,000     5,187,000
  Deferred tax assets                                               218,000       303,000
  Other current assets                                              732,000       359,000
                                                               ------------   -----------
    Total current assets                                         16,659,000    15,829,000
Property and equipment, net                                       1,614,000     1,102,000
Goodwill                                                         14,028,000    11,542,000
Deferred tax assets                                               7,356,000     6,417,000
Deferred debt issuance costs                                        701,000       905,000
Other assets                                                      5,644,000     5,832,000
                                                               ------------   -----------
                                                               $ 46,002,000   $41,627,000
                                                               ============   ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                        $  4,889,000   $ 3,546,000
  Current portion of long-term debt                               2,000,000     1,000,000
  Income taxes payable                                                             25,000
                                                               ------------   -----------
    Total current liabilities                                     6,889,000     4,571,000
                                                               ------------   -----------
Long-term debt                                                    6,920,000     7,543,000
Other liabilities                                                 1,341,000
                                                               ------------   -----------
                                                                  8,261,000     7,543,000
                                                               ------------   -----------
Mandatorily redeemable common stock                               2,847,000     2,756,000
                                                               ------------   -----------
Non-mandatorily redeemable common stock and other
 shareholders' equity:
  Common stock, no par value, 24,800,000 shares authorized,
   9,005,000 and 7,426,000 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively        38,123,000    35,659,000
  Common stock warrants                                           1,003,000     1,003,000
  Cumulative translation adjustment                                 405,000      (151,000)
  Accumulated deficit                                           (11,526,000)   (9,754,000)
                                                               ------------   -----------
    Total non-mandatorily redeemable common stock and other
     shareholders' equity                                        28,005,000    26,757,000
                                                               ------------   -----------
                                                               $ 46,002,000   $41,627,000
                                                               ============   ===========

    See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1998          1997
                                                      -----------  ------------
Cash flows from operating activities:
 Net (loss) income                                    $(1,665,000) $    725,000
 Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                       1,428,000     1,056,000
    Changes in assets and liabilities:
      Accounts receivable                                 299,000      (874,000)
      Inventories                                        (303,000)    1,811,000
      Deferred taxes                                     (854,000)      463,000
      Other assets                                       (301,000)      690,000
      Accounts payable and accrued expenses             1,343,000       154,000
      Income taxes payable                                (25,000)      274,000
      Other liabilities                                 1,341,000      (650,000)
                                                      -----------  ------------
Net cash provided by (used for) operating activities    1,263,000     3,649,000
                                                      -----------  ------------
Cash flows from investing activities:
 Acquisition of property and equipment                   (357,000)     (224,000)
 Investment in securities available for sale                           (188,000)
 Proceeds from sale of securities available for sale    1,779,000
 Acquisition of Prisma Acquisition Corp.                 (133,000)
 Acquisition of Synbiotics Europe SAS                               (10,659,000)
                                                      -----------  ------------
Net cash provided by (used for) investing activities    1,289,000   (11,071,000)
                                                      -----------  ------------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt, net            133,000    11,493,000
 Payments of long-term debt                              (883,000)   (1,743,000)
 Debt issuance costs                                                   (949,000)
 Mandatorily redeemable stock issuance costs              (16,000)     (493,000)
 Proceeds from issuance of common stock, net              (25,000)     (151,000)
                                                      -----------  ------------
Net cash provided by (used for) financing activities     (791,000)    8,157,000
                                                      -----------  ------------
Net increase in cash and equivalents                    1,761,000       735,000
Effect of exchange rate changes on cash                   556,000      (753,000)
Cash and equivalents - beginning of year                2,190,000     3,050,000
                                                      -----------  ------------
Cash and equivalents - end of period                  $ 4,507,000  $  3,032,000
                                                      ===========  ============

    See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations and comprehensive income and of cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS ("SBIO-E"). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1997. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Patent Litigation Settlement:

In September 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringed a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998, and reclassified $463,000 and $679,000 of legal expenses related to the patent litigation during the three and six months ended June 30, 1998, respectively, from general and administrative expenses. $1,000,000, representing the common stock portion of the settlement is considered a non-cash financing activity for purposes of the statement of cash flows.


Note 3 - Acquisition:

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

         --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $2,848,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. $2,499,000, representing the convertible debt, common stock and common stock option portion of the purchase price and liabilities assumed, is considered a non-cash financing activity for purposes of the statement of cash flows.


Note 4 - Securities Available for Sale:

Included in current assets are securities available for sale which consist primarily of short-term commercial paper.


Note 5 - Inventories:

Inventories consist of the following:

                                               September 30,   December 31,
                                                   1998            1997
                                               -------------   ------------

Raw materials                                    $2,921,000     $2,639,000
Work in process                                     778,000      1,235,000
Finished goods                                    1,791,000      1,313,000
                                                 ----------     ----------
                                                 $5,490,000     $5,187,000
                                                 ==========     ==========

         --------------------

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 6 - Earnings per Share:

The following is a reconciliation of net income and share amounts used in the computations of earnings per share:

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                        ------------------------   -------------------------
                                           1998         1997          1998          1997
                                        -----------  -----------   -----------   -----------
                                        (unaudited)  (unaudited)   (unaudited)   (unaudited)

Net (loss) income used:
 Net (loss) income                       $(743,000)   $(120,000)   $(1,665,000)   $ 725,000

 Less accretion of mandatorily
   redeemable common stock                 (37,000)     (36,000)      (107,000)     (36,000)
                                         ---------    ---------    -----------    ---------

 Net (loss) income used in computing
   basic and diluted net (loss)
   income per share                      $(780,000)   $(156,000)   $(1,772,000)   $ 689,000
                                         =========    =========    ===========    =========

Shares used:
 Weighted average common shares
   outstanding used in computing
   basic net (loss) income per share     8,838,000    7,790,000      8,632,000    7,591,000

 Weighted average options and warrants
   to purchase common stock as
   determined by application of the
   treasury method                                                                  372,000
                                         ---------    ---------    -----------    ---------

 Shares used in computing diluted net
   (loss) income per share               8,838,000    7,790,000      8,632,000    7,963,000
                                         =========    =========    ===========    =========

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 722,000 shares, 373,000 shares and 672,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net (loss) income per share for the three and nine months ended September 30, 1998 and 1997 as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998.

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

Patent Litigation Involving the Company's Canine Heartworm Diagnostic Products
------------------------------------------------------------------------------

In October 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringed a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998. The charge will be materially adverse to the Company's results of operations for the year ending December 31, 1998.

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma, the 1997 acquisition of the veterinary diagnostics business of SBIO-E, the 1996 acquisition of the business of ICG, or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

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

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Due to the settlement with the Hospital, the Company will report a loss for 1998. Synbiotics has incurred a consolidated accumulated deficit of $11,526,000 at September 30, 1998, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets. There can be no assurance that Synbiotics can generate sufficient revenue to sustain profitability.

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

If Synbiotics should encounter delays or difficulties in its relationships with manufacturers, the resulting problems could have a material adverse effect on Synbiotics. In fact, a majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company now believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the first quarter of 1999. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the second quarter of 1999, will be materially adversely affected.

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

Seasonality
-----------

Synbiotics has experienced some seasonality in its business, with sales higher in the first half of the year, the time period in which distributors purchase canine heartworm diagnostic products to sell to veterinarians for the heartworm season, than in the second half of the year. This seasonality may be somewhat reduced by the acquisition of SBIO-E, which is relatively less seasonal. There can be no assurance that such seasonality will not have a material adverse impact on Synbiotics' operations.

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

The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute. In 1997, the Hospital filed a lawsuit asserting that the Company's key canine heartworm diagnostic tests infringe its patent. The lawsuit was settled in July 1998 (see above).

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

For marketing outside the United States, Synbiotics is subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that Synbiotics will meet and sustain compliance with any such requirements.

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


Results of Operations

Net sales for the third quarter of 1998 increased by $589,000 or 10% over the third quarter of 1997. The increase in net sales comprises an increase in diagnostic product sales of $127,000 or 3% and an increase in vaccine product sales of $462,000 or 26%. The increased diagnostic product sales were due to a 33% increase in companion animal diagnostic sales, resulting primarily from the introduction of the Company's WITNESS(R) products in the U.S., offset by a decrease in large animal diagnostics. This decrease comprises a decrease in sales of tuberculin diagnostic products resulting from contract renegotiations with the USDA, and from initial distributor loading in the third quarter of 1997 as a result of the SBIO-E acquisition. The increased vaccine sales comprises an increase of 36% in sales of vaccines to private label partners and an increase of 117% in sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), offset by a 54% decrease in sales of other vaccine products resulting from the phase-out of sales of most Synbiotics-label vaccines. Sales of vaccines have been negatively impacted by severe competition from Pfizer, Fort Dodge and Solvay who manufacture their own vaccine products, whereas the Company's vaccines are all manufactured by third parties. During the fourth quarter of 1997, the Company stopped selling its vaccines (except for its feline leukemia vaccines) to ethical distributors and focused its efforts on selling vaccines to private label partners for resale to the over-the-counter market and through catalogs.

Net sales for the nine months ended September 30, 1998 increased by $6,543,000 or 36% over the nine months ended September 30, 1997. The increase in net sales is due to $3,821,000 in sales of diagnostic products acquired in conjunction with the July 1997 acquisition of SBIO-E, an increase in the sales of non-SBIO-E diagnostic products of $2,035,000 and an increase in vaccine product sales of $687,000. The increase in the sales of non-SBIO-E diagnostic products is due to an increase in canine heartworm diagnostics sales of 25% and an increase in feline diagnostics sales of 30%. The increased canine heartworm diagnostics sales were due to products acquired in conjunction with the acquisition of SBIO-E, the introduction of the Company's WITNESS(R) product in the U.S. and further increases in DiroCHEK(R) and ICT Gold(TM). The increase in feline diagnostic sales was due to the introduction of the Company's feline heartworm diagnostic test and WITNESS(R) feline leukemia diagnostic test. The increased vaccine sales comprises an increase of 42% in sales of vaccines to private label partners and an increase of 35% in sales of bulk feline leukemia vaccine (related to the timing of shipments as requested by OEM customers), offset by a 42% decrease in sales of other vaccine products resulting from the phase-out of sales of most Synbiotics-label vaccines.

A majority of the Company's vaccine products (exclusive of its feline leukemia vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company is currently seeking a replacement supplier for these fluids. The Company now believes it has adequate levels of these bulk fluids to meet its manufacturing requirements through the first quarter of 1999. In the event that the Company is unable to locate a replacement supplier, sales of the Company's private label vaccine products, beginning in the second quarter of 1999, will be materially adversely affected.

The cost of sales as a percentage of net sales was 57% during the third quarter of 1998 compared to 55% during the third quarter of 1997 (i.e., gross margin decreased to 43% from 45%). The lower gross margin is due to the increased sales of bulk vaccine to an OEM distributor which have no margin; instead, Company receives a royalty on the sales of the OEM distributor's product. The gross margin, exclusive of the no margin bulk vaccine sales, would have been 48% and 47% for the third quarter of 1998 and 1997, respectively. The cost of sales as a percentage of net sales was 48% during the nine months ended September 30, 1998 compared to 54% during the nine months ended September 30, 1997 (i.e., gross margin increased to 52% from 46%). The higher gross margin is a direct result of two factors: i) the fact that a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) the Company's domestic sales (i.e., exclusive of the SBIO-E sales) during the nine months end September 30, 1998 had a 50% gross margin as compared to 43% during the nine months ended September 30, 1997. The increased margin on 1998 domestic sales is due primarily to increases in the Company's average selling prices as a result of the non-recurrence of the severe price competition encountered during the second quarter of 1997, the non-recurrence of distributor promotional programs and the general price increase in January 1998. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW, VetRED(R), WITNESS(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers.

Research and development expenses during the third quarter of 1998 increased by $49,000 or 9% over the third quarter of 1997, and increased during the nine months ended September 30, 1998 by $549,000 or 48% over the nine months ended September 30, 1997. The increases are primarily due to the acquisitions of SBIO-E and Prisma, which have their own research and development groups, as well as increased contracted research and development expenses. Research and development expenses as a percentage of net sales were 9% during the third quarter of 1998 and 1997, and were 7% and 6% during the nine months ended September 30, 1998 and 1997, respectively,. The Company expects its research and development expenses to increase during the remainder of 1998 due to further development of Prisma's product line.

Selling and marketing expenses during the third quarter of 1998 increased by $370,000 or 35% over the third quarter of 1997, and increased during the nine months ended September 30, 1998 by $1,209,000 or 36% over the nine months ended
September 30, 1997.   The increases are due primarily to the acquisition of
SBIO-E, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 21% and 17% during the third quarter of 1998 and 1997, respectively, and were 19% during the nine months ended September 30, 1998 and 1997.

General and administrative expenses during the third quarter of 1998 increased by $627,000 or 81% over the third quarter of 1997, and increased during the nine months ended September 30, 1998 by $1,382,000 or 65% over the nine months ended September 30, 1997. The increases are due primarily to amortization of goodwill and additional payroll costs related to the acquisitions of SBIO-E and Prisma, as well as increased legal expenses. General and administrative expenses as a percentage of net sales were 21% and 13% during the third quarter of 1998 and 1997, respectively, and were 14% and 12% during the nine months ended September 30, 1998 and 1997, respectively. The Company expects the Prisma acquisition to increase its general and administrative expenses, without commensurate sales increases, for the remainder of 1998.

On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 in the quarter ended June 30, 1998, and reclassified $463,000 and $679,000 of legal expenses related to the patent litigation during the three and six months ended June 30, 1998, respectively, from general and administrative expenses.

Other income (expense) during the third quarter of 1998 decreased by $24,000 from the third quarter of 1997, and decreased during the nine months ended September 30, 1998 by $660,000 from the nine months ended September 30, 1997, due primarily to interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E.

The Company recognized a benefit from income taxes of $792,000 during the nine months ended September 30, 1998, as compared to a provision for income taxes of $898,000 for the nine months ended September 30, 1997. The benefit from income taxes in 1998 is a result of a deferred tax asset related to the patent litigation settlement , offset by a decrease in deferred state tax assets resulting from enacted tax rate changes, as well as foreign income taxes related to the operations of SBIO-E.

Because SBIO-E is such a large part of the post-acquisition Company, and because of the significant amount of long-term debt the Company incurred in connection with the acquisition, historical results of operations will not necessarily be comparable to results of operations in the near-term future.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $9,770,000 at September 30, 1998, are sufficient to meet its current working capital needs, pay the patent litigation settlement and service the debt related to the acquisitions of SBIO-E and Prisma through 1998.
However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the first half of the year, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality may be somewhat reduced by the newly acquired European operations and later by the Prisma instrumentation business, which are relatively less seasonal.

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

The Company has determined that the financial and manufacturing systems used in its U.S. operations are not year 2000 compliant. However, the software manufacturer has provided the necessary software to make the systems year 2000 compliant, and the Company plans on implementing the software changes in the second quarter of 1999. As the Company has an ongoing maintenance agreement with the software vendor, which includes the year 2000 software changes, the Company does not expect to have a material impact on its results of operations related to implementing the software changes. However, the Company has also determined that its current information system is inadequate to meet its growth goals and objectives. The Company is currently in the process of evaluating enterprise resource planning systems, and expects to make its final selection in the fourth quarter of 1998. The capital expenditure related to the new system will be material to the Company's financial condition in 1999.

The computer systems of SBIO-E are not affected by the year 2000 issue as new systems had to be acquired subsequent to the acquisition and those systems were already year 2000 compliant.

The Company is currently in the process of determining the year 2000 compliance status of its major suppliers and customers. The Company has sent letters requesting the status of the suppliers and vendors year 2000 compliance, and has yet to receive any responses. In the event that these suppliers and customers fail to become year 2000 compliant, there could be a material adverse impact on the Company's results of operations and financial condition beginning in 2000.



                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
          -----------------

None.


Item 2.   Changes in Securities
          ---------------------

On August 4, 1998, the Company issued 333,333 shares of newly issued unregistered Synbiotics common stock to Barnes-Jewish Hospital Foundation as partial consideration for the settlement of a patent infringement lawsuit. The shares of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933; however, the shares were later registered for resale on a Registration Statement on Form S-3 which was declared effective on September 25, 1998.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Shareholders was held on July 30, 1998. The following matters were submitted to a vote, with the results indicated below:

(a)         Election of directors:
                                                                       Broker
        Nominee                   For     Against  Abstain  Withheld  Non-votes
        -------                   ---     -------  -------  --------  ---------
     Patrick Owen Burns        7,623,841    n/a      n/a     489,098      0
     Kenneth M. Cohen          7,624,041    n/a      n/a     488,898      0
     James C. DeCesare         7,248,422    n/a      n/a     864,517      0
     Brenda D. Gavin, DVM      7,245,772    n/a      n/a     867,167      0
     M. Blake Ingle, Ph.D.     7,624,241    n/a      n/a     488,698      0
     Donald E. Phillips        7,622,141    n/a      n/a     490,798      0

    (b) Approval of the amendment of Article Fourth of the Company's Restated Articles of Incorporation (creation of "blank check" Preferred Stock"):

          For: 4,411,332  Against: 1,286,521  Abstain: 30,075
          Broker Non-votes: 2,916,382


Item 5.   Other Information
          -----------------

On September 8, 1998 Mr. Skip Klein was elected to the Board of Directors. Mr. Klein, 37, is a health care analyst for The Kaufmann Fund, which he joined in June of 1998. Previously, Mr. Klein was the portfolio manager of the T. Rowe Price Health Sciences Fund since its inception in 1995, and a health care analyst at T. Rowe Price since 1989.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits
          --------

          3.1.1 Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.

          10.64.1 Waiver and First Amendment to $15,000,000 Credit Agreement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, dated March 6, 1998.

          10.70 Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998./(1)/

          27 Financial Data Schedule (for electronic filing purposes only).

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

                                  SYNBIOTICS CORPORATION


Date:  November 13, 1998          /s/ Michael K. Green
                                  --------------------------------------------
                                  Michael K. Green
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (signing both as a duly authorized
                                  officer and as principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

3.1.1        Certificate of Amendment of Articles of Incorporation, filed August
             4, 1998.

10.64.1 Waiver and First Amendment to $15,000,000 Credit Agreement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, dated March 6, 1998.

10.70 Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998./(1)/

27           Financial Data Schedule (for electronic filing purposes only).

             -------------------------

             (1) Certain confidential portions of this exhibit have been omitted by means of blacking out the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.