Form 10KSB40
period 1998-12-31
SYNBIOTICS CORP
filed 1999-03-30
CIK 719483

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1998

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The issuer's revenues for the year ending December 31, 1998 were $31,379,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 1998 was approximately $11,284,000 based on the closing sale price as reported by the Nasdaq National Market.

  As of March 19, 1999, 8,898,941 shares of Common Stock were outstanding.

  Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Synbiotics Corporation (the "Company") is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. The Company also markets a line of animal vaccine products. Synbiotics was founded in 1982 to research and develop monoclonal antibody-based diagnostic and therapeutic products. In the early years, the Company, like most biotechnology firms, was focused on developing therapeutics for human diseases. The high cost of human drug development, coupled with the lengthy FDA approval process, motivated Synbiotics to begin commercializing its technology through the less restrictive animal health care market. Synbiotics is one of a small number of companies that focuses exclusively on animal health and is the second largest provider of diagnostic products to the animal health market.

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

  On October 25, 1996 the Company acquired substantially all of the assets of International Canine Genetics, Inc. ("ICG"). The operations acquired from ICG consist of the manufacturing and marketing of canine reproduction diagnostic products and services, PennHIP(R) (a diagnostic test for canine hip dysplasia) and nutritional supplements sold to breeders and owners of purebred dogs and their veterinarians.

  Synbiotics is combining its ability to generate products through research and development, acquisitions, and licensing agreements with its ability to distribute products through established global channels. The Company's product portfolio consists of sixty-two diagnostic test kits and detection devices, one veterinary immunotherapeutic product, and seven vaccines. Many of its products hold strong positions in their specific markets.

BUSINESS STRATEGY

  The Company's strategy is to grow from its established position in the market through new products and technologies, expanded distribution, enhanced marketing and acquisitions and licensing.

MARKET AND PRODUCT OVERVIEW

  The Company sells its products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 120 million in the United States alone. The Company believes that its current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

  Synbiotics' most commercially successful products are its canine heartworm diagnostics (representing 33% of 1998 sales). The Company estimates that it has a 30% share of the estimated $35 million U.S. heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

MARKETING

  Synbiotics sells its products in the United States, Canada, Europe, Asia and, to a limited extent, Latin America. In the United States, the Company markets its line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. In addition, Synbiotics sells vaccine products to distributors, on a private label basis, for resale to the over-the-counter market and through catalogs. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, Synbiotics sells its small animal products through distributors and on an OEM basis, and its large animal products directly to laboratories. The Company maintains a small marketing and sales force, which sells products directly to veterinarians, services the sales network by training distributor representatives, responding to technical inquiries, advertising and promoting products through direct mail, telemarketing, and journal advertisements, and providing other marketing support functions. This strategy results in a large percentage of sales being to only a few customers. Sales to two distributors totalled 33% and 40% of the Company's net sales during 1998 and 1997, respectively.

MANUFACTURING

  Synbiotics manufactures most of its products at its facilities located in San Diego, California, Rome, New York and Lyons, France. However, Synbiotics relies on outside manufacturers for its ICT Gold(TM), VetRED(R) and WITNESS(R) diagnostic tests and for all of its vaccine products. The ICT Gold(TM), VetRED(R) and WITNESS(R) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers.

PATENTS AND TRADE SECRETS

  The Company believes that its proprietary technology is an important competitive factor in its business, and that protection of its intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology which may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, the Company generally has sought and will continue to seek to protect its interests by treating its particular variations in the production of monoclonal antibodies as trade secrets. The Company also has pursued and intends to continue aggressively to pursue protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. We currently are in litigation to enforce our important canine heartworm patent against a competitor. At present, the Company has been granted eleven U.S. patents and has three U.S. patents pending.

GOVERNMENT REGULATION

  Most diagnostic test kits and vaccines for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture ("USDA"). Animal vaccines also require governmental approval in foreign countries, but Germany and Japan are the only foreign countries in which the Company markets its diagnostic products that require governmental approval. The Company's instrumentation products are not subject to USDA regulation. Synbiotics' semen freezing products and ovulation timing diagnostic products for dogs fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA. The Company is also subject to additional regulation in connection with its pet food products.

  The Company's manufacturing facility in San Diego is licensed by the USDA and adheres to Good Manufacturing Practices ("GMP") standards. The instrumentation manufacturing facility located in Rome, New York is not licensed by the USDA as the manufactured products are not subject to USDA regulation. The Company's SBIO-E manufacturing facility is not licensed by any foreign regulatory agency (as there is no licensing requirement) nor by the USDA (as the products manufactured at the facility are not currently sold in the United States). Should the Company wish to sell in the U.S. the products manufactured by SBIO-E, the facility will have to obtain a license from the USDA. The manufacturing facilities of important suppliers to the Company are subject to licensing and regulatory approval in both the United States and Europe.

  In addition to the foregoing, the Company's operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to the Company's business. The Company has no reason to believe that any such future legislation and/or rules would be materially adverse to its business.

COMPETITION

  The Company believes that it is the second-leading competitor in the animal health diagnostic market. Most of the Company's competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $320,000,000 that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

  Competition in the animal health care industry is intense, and is particularly intense in vaccines. Many competitors, such as Pfizer Animal Health, Merial Animal Health, Schering-Plough, and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition in animal diagnostics is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as the Company.

RESEARCH AND DEVELOPMENT

  The Company spent approximately $2,386,000 and $1,692,000 on research and development activities during the years ended December 31, 1998 and 1997, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

EMPLOYEES

  As of December 31, 1998, the Company had a total of 135 employees worldwide, 133 of whom were full-time.

RAW MATERIALS

  The manufacturing of diagnostics, diagnostic instruments, therapeutics and vaccines requires raw materials which generally are, and have been, readily available from several sources. All of the Company's vaccine products (exclusive of its feline leukemia and canine corona vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company has been unable to locate a replacement supplier for these bulk antigen fluids. The Company has decided to discontinue the sales of the affected products once its remaining supplies have been exhausted, which the Company believes will be in the second quarter of 1999. Sales of the affected products totalled $2,073,000, $1,596,000 and $1,225,000 during 1998, 1997 and 1996, respectively.

ITEM 2. PROPERTIES

  The Company leases two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house the Company's corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. In addition, the manufacturing and research and development facilities related to the products obtained in the acquisition of Prisma are housed in a 6,000 square foot building located in Rome, New York. The Company also leases an approximately 25,000 square foot building in Lyons, France which houses SBIO-E's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. The Company also leases a Malvern, Pennsylvania facility for operating its PennHIP(R) business and a sales office in Kansas City, Missouri.

  Management believes that these facilities are adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS

Synbiotics Corporation v. Heska Corporation--United States District Court for the Southern District of California

  On November 12, 1998, the Company filed a lawsuit against Heska Corporation ("Heska") claiming that Heska infringes a patent owned by the Company, which covers both the Company's and Heska's heartworm diagnostic products. On January 14, 1999, Heska filed a counterclaim against the Company seeking a declaratory judgment that the Company's patent is invalid and unenforceable. The Company denies Heska's allegations that its patent is invalid and unenforceable, and plans to vigorously defend its patent against the allegations. In the event that Synbiotics were to lose its lawsuit against Heska, management believes its only direct liability would be its out-of-pocket legal expenses. Although Heska's counterclaim does not include a claim for damages, if Synbiotics were to lose on Heska's counterclaim, the Company could face additional competition for its canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating Synbiotics' patented technology.

Arbitration of Contractual Dispute Between Synbiotics Corporation and Bio-Trends International, Inc.

  In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), Synbiotics' supplier of feline leukemia virus ("FeLV") vaccine, declared Synbiotics' previously exclusive domestic rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by Synbiotics. Synbiotics has filed an arbitration action against Bio-Trends, seeking a declaration that its rights remain exclusive.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted in the Nasdaq National Market under the symbol SBIO. Price ranges reported are the high and low trade price information as reported by the Nasdaq National Market. No cash dividends have ever been paid, and the Company does not anticipate paying cash dividends in the foreseeable future. As of March 19, 1999, there were approximately 578 shareholders of record of the Company's common stock.

      YEAR                  QUARTER                             HIGH                           LOW
      ----                  -------                             ----                           ---
      1997               First Quarter                          $5.38                         $3.00
                         Second Quarter                         $4.38                         $3.13
                         Third Quarter                          $4.63                         $3.13
                         Fourth Quarter                         $4.13                         $2.63

      1998               First Quarter                          $4.00                         $2.88
                         Second Quarter                         $3.88                         $2.75
                         Third Quarter                          $3.67                         $2.31
                         Fourth Quarter                         $2.88                         $2.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

No Assurance that Acquired Businesses Can Be Successfully Combined

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

Competition

  Competition in the animal health care industry is intense, and is particularly intense in vaccines. Many competitors, such as Pfizer Animal Health, Merial Animal Health (the successor to Rhone Merieux), Schering-Plough and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit

  Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Due to the settlement with the Barnes-Jewish Hospital of St. Louis (the "Hospital"), the Company incurred a loss of $1,911,000 for 1998. Synbiotics has incurred a consolidated accumulated deficit of $11,776,000 at December 31, 1998, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets.

Reliance on Third Party Manufacturers

  Certain of Synbiotics' products (including its ICT Gold(TM), VetRED(R) and WITNESS(R) diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold(TM), VetRED(R) and WITNESS(R) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products capable of being sold in Synbiotics' markets, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

  In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), Synbiotics' supplier of feline leukemia virus ("FeLV") vaccine, declared Synbiotics' previously exclusive domestic rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by Synbiotics. Synbiotics has filed an arbitration action against Bio-Trends, seeking a declaration that its rights remain exclusive. In addition, in February 1999, Binax, Inc. ("Binax"), the licensor and manufacturer of the ICT Gold(TM) products, purported to invoke a contract clause, based on number of products marketed, which could result in Synbiotics losing the right to sell the products. Synbiotics has denied that Binax is entitled to invoke the clause. In the event that Synbiotics were to lose its right to sell these products, management believes that the Company would be able to replace most of the lost sales with sales of its other canine heartworm diagnostic and FeLV diagnostic products.

  In addition, Synbiotics' sales of FeLV vaccine to Merial Animal Health and other distributors for resale in Europe will be at risk in 1999 unless Bio-Trends obtains European Union regulatory approvals for the product and its manufacturing facilities. Loss of these sales would have a material adverse effect on Synbiotics' profitability.

  If Synbiotics should encounter delays or difficulties in its relationships with manufacturers, the resulting problems could have a material adverse effect on Synbiotics. In fact, all of the Company's vaccine products (exclusive of its FeLV and canine corona virus vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company has been unable to locate a replacement supplier for these bulk antigen fluids. The Company has decided to discontinue the sales of the affected products once its remaining supplies have been exhausted, which the Company believes will be during the second quarter of 1999. Sales of the affected products totalled $2,073,000, $1,596,000 and $1,225,000 during 1998, 1997 and 1996, respectively.

Sales and Marketing

  The Company's product distribution strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1998, sales to two distributors totalled 33% of the Company's net sales. In addition, SBIO-E's small animal products are presently sold through distributors, while its large animal products are sold directly to laboratories. (Small animals mean pet dogs and cats; large animals mean farm animals.) There can be no assurance that Synbiotics will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance of its products. To the extent Synbiotics enters into distributor arrangements, any revenues received by Synbiotics will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. IDEXX Laboratories' requirement that its distributors not carry the products of competitors such as Synbiotics has induced certain distributors to stop doing business with Synbiotics in order to carry IDEXX products instead. In addition, Synbiotics' sales of products, on a private-label basis, toward the over-the-counter market may cause an adverse reaction among Synbiotics' regular distributor and veterinarian customers.

Attraction of Key Employees

  The success of Synbiotics depends, in part, on its ability to retain highly qualified personnel, including senior management and scientific personnel. Competition for such personnel is intense and the inability to retain additional key employees or the loss of one or more current key employees could adversely affect Synbiotics. Although Synbiotics has been successful in retaining required personnel to date, there can be no assurance that Synbiotics will be successful in the future.

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

Future Capital Needs; Uncertainty of Additional Funding

  The development and commercialization of Synbiotics' products require substantial funds. Synbiotics' future capital requirements will depend on many factors, including cash flow from operations, the need to finance further acquisitions, if any, continued scientific progress in its products and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. Synbiotics anticipates that its existing, available cash, cash equivalents and short-term investments will be adequate to satisfy its current capital requirements and fund its current operations, although any large acquisition would require additional capital resources. There can be no assurance that additional financing, if required, will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. Debt financing would result in increased leverage and risk.

  In July 1997, the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of SBIO-E. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent. Through December 31, 1998, the Company had repaid $1,500,000 of principal on the loans and had an outstanding principal balance on the loans of $8,500,000 as of December 31, 1998.

Seasonality

  The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the first half of the year, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality was somewhat reduced by the newly acquired European operations and later by the Prisma instrumentation business, which are relatively less seasonal.

Patents and Proprietary Technology

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

  There can be no assurance that Synbiotics will be issued any additional patents or that, if any patents are issued, they will provide Synbiotics with significant protection or will not be challenged. Even if such patents are enforceable, Synbiotics anticipates that any attempt to enforce its patents would be time consuming and costly. Synbiotics is currently suing Heska Corporation for infringing Synbiotics' canine heartworm patent, and Heska has countersued seeking to invalidate the patent. In the event that Synbiotics were to lose its lawsuit against Heska, management believes its only direct liability would be its out-of-pocket legal expenses. Although Heska's counterclaim does not include a claim for damages, if Synbiotics were to lose on Heska's counterclaim, the Company could face additional competition for its canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating Synbiotics' patented technology. Moreover, the laws of some foreign countries do not protect Synbiotics' proprietary rights in its products to the same extent as do the laws of the United States.

  The patent positions of biotechnology companies, including Synbiotics, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of Synbiotics' future patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Synbiotics cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, Synbiotics may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to Synbiotics, even if the eventual outcome is favorable to Synbiotics. There can be no assurance that Synbiotics' patents would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation based on third parties' patents could subject Synbiotics to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require Synbiotics to cease using the technology in dispute.

  In October 1997, the Hospital filed a lawsuit against the Company claiming that the Company infringed a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 and reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses in the year ended December 31, 1998.

  There can be no assurance that other third parties will not assert other infringement claims against Synbiotics in the future or that any such assertions will not result in costly litigation or require Synbiotics to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Synbiotics, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block Synbiotics' ability to further develop, or commercialize, its products in the United States and abroad. Such claims could also result in the award of substantial damages. Finally, litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, Synbiotics.

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

  For marketing outside the United States, Synbiotics and its suppliers are subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that Synbiotics and its suppliers will meet and sustain compliance with any such requirements. In particular, Synbiotics' sales of feline leukemia virus vaccine to Merial Animal Health and other distributors for resale in Europe will be at risk in 1999 unless Bio-Trends, our supplier, obtains European Union regulatory approvals for the product and for its manufacturing facilities.

Product Liability and Insurance

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

Hazardous Materials

  Synbiotics' manufacturing and research and development processes involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although Synbiotics believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Synbiotics could be held liable for any damages that result and any such liability could exceed the resources of Synbiotics. Synbiotics may incur substantial costs to comply with environmental regulations.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales for the year ended December 31, 1998 increased by $8,093,000 or 35% over the year ended December 31, 1997. The increase in net sales is due to $3,649,000 resulting from a full year of SBIO-E sales, an increase in the overall sales of diagnostic products of $4,008,000 and an increase in vaccine product sales of $437,000. The increase in the sales of diagnostic products is due to an increase in canine heartworm diagnostics sales of 33% and an increase in feline diagnostics sales of 33%. The increased canine heartworm diagnostics sales were due to a full year of sales of VetRED(R), the introduction of the Company's WITNESS(R) product in the U.S. and further increases in DiroCHEK(R) and ICT Gold(TM). The increase in feline diagnostic sales was due to the introduction of the Company's feline heartworm diagnostic test and WITNESS(R) FeLV diagnostic test. The increased vaccine sales comprises an increase of 39% in sales of vaccines to private label partners and an increase of 19% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial Animal Health, our OEM customer), offset by a 38% decrease in sales of other vaccine products resulting from the phase-out of sales of most Synbiotics-label vaccines.

  All of the Company's vaccine products (exclusive of its FeLV and canine corona virus vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company has been unable to locate a replacement supplier for these bulk antigen fluids. The Company has decided to discontinue the sales of the affected products once its remaining supplies have been exhausted, which the Company believes will be during the second quarter of 1999. Sales of the affected products totalled $2,073,000, $1,596,000 and $1,225,000 during 1998,
1997 and 1996, respectively.

  The cost of sales as a percentage of net sales was 49% during the year ended December 31, 1998 compared to 55% during the year ended December 31, 1997 (i.e., gross margin increased to 51% from 45%). The higher gross margin is a direct result of two factors: i) the fact that a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) the Company's domestic sales (i.e., exclusive of the SBIO-E sales) during the year ended December 31, 1998 had a 46% gross margin as compared to 43% during the year ended December 31, 1997. The increased margin on 1998 domestic sales is due primarily to increases in the Company's average selling prices as a result of the non-recurrence of the severe canine heartworm diagnostics price competition encountered during the first six months of 1997, the non-recurrence of distributor promotional programs and a general price increase in January 1998. These factors were offset by the increased sales of bulk FeLV vaccine to Merial Animal Health's U.S. arm. Those sales are at cost; instead, the Company received a royalty on the U.S. sales of the Merial's FeLV vaccine products. The gross margin, exclusive of the no margin bulk FeLV vaccine sales, would have been 54% and 48% for 1998 and 1997, respectively. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW, VetRED(R), WITNESS(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers. See the "Reliance on Third Party Manufacturers" statement above.

  In March 1999, the Company amended its FeLV vaccine supply agreement with Merial. Since 1992, Synbiotics has supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at Synbiotics' cost, while Merial has paid a royalty to Synbiotics on Merial's sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash (which the Company will record as a one-time license fee in the first quarter of 1999), the revised supply agreement broadens Merial U.S. distribution rights (which had been an area of ongoing discussions) and eliminates the royalty. In addition, the Company and Merial will work with Bio-Trends to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. The FeLV vaccine sales to Merial totalled $2,029,000, $1,309,000 and $1,374,000 during 1998, 1997 and
1996, respectively. In the meantime, Synbiotics' will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for the U.S. Synbiotics' sales of its own VacSyn and other FeLV-labeled vaccine products, its sales to Merial S,.A. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and Synbiotics are not affected by this amendment.

  Research and development expenses increased during the year ended December 31, 1998 by $694,000 or 41% over the year ended December 31, 1997. The increase is primarily due to the acquisitions of SBIO-E and Prisma, which have their own research and development groups, as well as increased contracted research and development expenses. Research and development expenses as a percentage of net sales were 8% and 7% during the year ended December 31, 1998 and 1997, respectively.

  Selling and marketing expenses increased during the year ended December 31, 1998 by $1,677,000 or 37% over the year ended December 31, 1997. The increase is due primarily to the acquisition of SBIO-E, which has its own sales and marketing group. Selling and marketing expenses as a percentage of net sales were 20% and 19% during the year ended December 31, 1998 and 1997.

  General and administrative expenses increased during the year ended December 31, 1998 by $1,833,000 or 52% over the year ended December 31, 1997. The increase is due primarily to amortization of goodwill and additional payroll costs related to the acquisitions of SBIO-E and Prisma. General and administrative expenses as a percentage of net sales were 17% and 15% during the year ended December 31, 1998 and 1997, respectively.

  On July 28, 1998, the Company entered into a settlement agreement with the Hospital resolving the Hospital's patent infringement lawsuit by calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company settled the case to avoid future litigation expenses and to eliminate the risk to its key canine heartworm diagnostic products. The Company recorded a one-time pre-tax charge of approximately $3,922,000 and reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses.

  The change in royalty income during 1998 was not significant. As a result of the amended supply agreement with Merial (see above), the Company will no longer receive royalties beginning in 1999. Royalty income totalled $317,000, $332,000 and $410,000 during 1998, 1997 and 1996, respectively. Net interest expense during 1998 decreased by $812,000 from 1997 due to a full year of interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E.

  The Company recognized a benefit from income taxes of $1,422,000 during 1998, as compared to a provision for income taxes of $559,000 for 1997. The benefit from income taxes in 1998 is a result of a deferred tax asset related to the patent litigation settlement , offset by a decrease in deferred state tax assets resulting from enacted tax rate changes, as well as foreign income taxes related to the operations of SBIO-E.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net sales for the year ended December 31, 1997 increased by $6,069,000 or 35% over the year ended December 31, 1996. The increase in net sales was primarily due to $3,724,000 in sales of diagnostic products acquired in conjunction with the acquisition of SBIO-E in July 1997 and $1,117,000 in sales of the canine breeding diagnostic products acquired from ICG in October 1996. In addition, the sales of non-SBIO-E and non-ICG diagnostic products increased 13% during 1997. Sales of vaccine products in 1997 were flat compared to 1996. However, sales of vaccines to private label partners in 1997 increased by 60% over 1996, offset by a 14% decrease in other vaccine sales due to decreased sales of bulk FeLV (related to the timing of shipments as requested by Merial). Sales of vaccines were also negatively impacted by severe competition from Pfizer, Fort Dodge and Solvay who manufacture their own vaccine products, whereas the Company's vaccines are all manufactured by third parties. During the fourth quarter of 1997, the Company stopped selling its vaccines (except for its FeLV vaccines) to distributors and focused its efforts on selling vaccines to private label partners for resale to the over-the-counter market and through catalogs.

  The cost of sales as a percentage of net sales decreased to 55% during 1997 compared to 56% for 1996 (i.e., gross margin increased to 45% from 44%). The higher gross margin is a direct result of the fact that 81% of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers. In comparison, the Company's sales, exclusive of the SBIO-E sales, in 1997 had a 43% gross margin. The reduced margin on 1997 non-SBIO-E sales is due to the fact that a larger percentage of net sales during 1997 were generated from products which are manufactured for the Company by third parties. The Company's manufacturing costs are predominantly fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas ICT GOLD(TM) HW, VetRED(R), WITNESS(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, this shift in product mix renders the Company relatively more dependent on the third-party manufacturers. Vaccines (other than FeLV vaccine) have particularly been a drain on profitability. Gross margin during 1997 was also affected by a decrease in the average selling prices for the Company's canine heartworm products during the first six months of 1997 due to severe price competition from IDEXX Laboratories, the Company's main diagnostic competitor, as well as a decrease in average selling prices for certain potentially short-dated vaccines during the first quarter of 1997.

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

  Other income (expense) during 1997 decreased by $1,759,000 or 99% from 1996 due primarily to the non-recurrence of the $1,159,000 gain in 1996 from the sale of the Company's investment in Texas Biotechnology Corporation ("TBC"). The remaining decrease is due to interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E and the non-recurrence of license fees received in conjunction with an exclusive distribution agreement with Daiichi Pharmaceutical Co., Ltd. for the distribution of the Company's products in Japan. The interest expense was partially offset by an increase in interest revenue due to an increased level of invested cash resulting from the proceeds received from the sale of the TBC shares in 1996.

  The income tax provision for 1997 includes $97,000 in foreign income taxes resulting from the SBIO-E operations. The combined Federal and state effective tax rate was 73% during 1997 as compared to -325% during 1996. The income tax provision during 1997, in addition to the foreign income taxes, comprises a current income tax provision of $6,000 and a deferred income tax provision of $456,000. The income tax provision during 1996 comprises a current income tax provision of $64,000 and a deferred income tax benefit of $7,158,000. The current provision for income taxes during 1997 and 1996 arose from alternative minimum taxes due to the utilization of net operating loss carryforwards. The increase in the deferred provision for income taxes is due to the fact that as of December 31, 1995 the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" to be unrealizable based on recent trends in operating results. At the end of 1996, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was "more likely than not" that the Company would realize those assets in future periods due to improvements in the Company's operating results. As a result, $463,000 (representing the tax effect of the change in the carrying amount of the deferred tax assets) was included in the 1997 statement of operations because, unlike in 1996, there was no longer any valuation allowance left to release it from. In addition, the 1997 deferred state tax provision includes $294,000 related to the expiration of state net operating loss carryforwards. The deferred tax provision reduces the Company's deferred tax assets, but the amount of the deferred tax provision does not actually have to be paid to the Government.

FINANCIAL CONDITION

  Management believes that the Company's present capital resources, which included working capital of $9,228,000 at December 31, 1998, are sufficient to meet its current working capital needs and service the debt related to the acquisitions of SBIO-E and Prisma through 1999. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of December 31, 1998, the Company had outstanding principle balances on its Banque Paribas debt of $8,500,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on it revolving line of credit. In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and will recognize in the first quarter of 1999 a $200,000 extraordinary gain which will be recorded net of income tax.

  The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the first half of the year, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality has been somewhat reduced by the SBIO-E operations, which are relatively less seasonal. Increased sales of the Prisma instruments and supplies would also reduce seasonality.

IMPACT OF THE YEAR 2000 ISSUE

  The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's embedded microprocessors or computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  The Company has determined that the financial and manufacturing systems used in its U.S. operations are not year 2000 compliant. However, the software manufacturer has provided the necessary software to make the systems year 2000 compliant, and the Company plans on implementing the software changes in the second quarter of 1999. As the Company has an ongoing maintenance agreement with the software vendor, which includes the year 2000 software changes, the Company does not expect to have a material impact on its results of operations related to implementing the software changes. However, the Company has also determined that its current information system is inadequate to meet its growth goals and objectives. The Company selected an enterprise resource planning system, and began implementation of the new system in March 1999. The total cost of the new system (including software, hardware and implementation) is expected to be approximately $1,000,000, for which the Company is in the process of obtaining lease financing.

  The computer systems of SBIO-E are not affected by the year 2000 issue as new systems were implemented during 1999, and those systems are year 2000 compliant. The Company has also determined that its telephone systems and equipment used in its manufacturing and research and development processes are year 2000 compliant.

  The Company is currently in the process of determining the year 2000 compliance status of its major suppliers and customers. The Company has sent letters requesting the status of the suppliers' and customers' year 2000 compliance, and has yet to receive any responses. In the event that these suppliers and customers fail to become year 2000 compliant and suffer disruptions in their own operations, there could be a material adverse impact on the Company's results of operations and financial condition beginning in 2000. The greatest disruption would occur if third-party manufacturers of Synbiotics' diagnostic products and vaccines were interrupted due to their own, or their own suppliers', year 2000 problems.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants ........................................  15

Consolidated Balance Sheet as of December 31, 1998 and 1997...............  16

Consolidated Statement of Operations and Comprehensive Income for the
 years ended December 31, 1998, 1997 and 1996.............................  17

Consolidated Statement of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  18

Consolidated Statement of Non-Mandatorily Redeemable Common Stock and
 Other Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.................................................................  19

Notes to Consolidated Financial Statements................................  21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Synbiotics Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
March 11, 1999

                             SYNBIOTICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and equivalents............................... $ 4,357,000  $ 2,190,000
  Securities available for sale......................   1,613,000    3,394,000
  Accounts receivable (net of allowance for doubtful
   accounts of $109,000 and $196,000 at December 31,
   1998 and 1997)....................................   4,135,000    4,396,000
  Inventories........................................   5,179,000    5,187,000
  Deferred taxes.....................................     341,000      303,000
  Other current assets...............................     820,000      359,000
                                                      -----------  -----------
    Total current assets.............................  16,445,000   15,829,000
Property and equipment, net..........................   1,774,000    1,102,000
Goodwill.............................................  13,372,000   11,542,000
Deferred taxes.......................................   7,873,000    6,417,000
Deferred debt issuance costs.........................     653,000      905,000
Other assets.........................................   5,329,000    5,832,000
                                                      -----------  -----------
                                                      $45,446,000  $41,627,000
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............. $ 5,217,000  $ 3,546,000
  Note payable and current portion of long-term
   debt..............................................   2,000,000    1,000,000
  Income taxes payable...............................                   25,000
                                                      -----------  -----------
    Total current liabilities........................   7,217,000    4,571,000
                                                      -----------  -----------
Long-term debt.......................................   6,716,000    7,543,000
Other liabilities....................................   1,369,000
                                                      -----------  -----------
                                                        8,085,000    7,543,000
                                                      -----------  -----------
Mandatorily redeemable common stock..................   2,287,000    2,756,000
                                                      -----------  -----------
Commitments and contingencies (Note 11)
Non-mandatorily redeemable common stock and other
 shareholders' equity:
 Common stock, no par value, 24,800,000 shares
  authorized, 8,246,000 and 7,426,000 shares issued
  and outstanding at December 31, 1998 and 1997......  38,134,000   35,659,000
 Common stock warrants...............................   1,003,000    1,003,000
 Accumulated other comprehensive income..............     496,000     (151,000)
 Accumulated deficit................................. (11,776,000)  (9,754,000)
                                                      -----------  -----------
    Total non-mandatorily redeemable common stock and
     other shareholders' equity......................  27,857,000   26,757,000
                                                      -----------  -----------
                                                      $45,446,000  $41,627,000
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
Revenues:
  Net sales............................ $31,379,000  $23,286,000  $17,217,000
  Royalties............................     317,000      332,000      410,000
                                        -----------  -----------  -----------
                                         31,696,000   23,618,000   17,627,000
                                        -----------  -----------  -----------
Operating expenses:
  Cost of sales........................  15,352,000   12,791,000    9,572,000
  Research and development.............   2,386,000    1,692,000      994,000
  Selling and marketing................   6,187,000    4,510,000    4,183,000
  General and administrative...........   5,374,000    3,541,000    2,057,000
  Patent litigation settlement.........   4,600,000
                                        -----------  -----------  -----------
                                         33,899,000   22,534,000   16,806,000
                                        -----------  -----------  -----------
(Loss) income from operations..........  (2,203,000)   1,084,000      821,000
Other income (expense):
  Interest, net........................  (1,130,000)    (318,000)     204,000
  Gain on sale of securities available
   for sale............................                             1,159,000
                                        -----------  -----------  -----------
(Loss) income before income taxes......  (3,333,000)     766,000    2,184,000
(Benefit from) provision for income
 taxes.................................  (1,422,000)     559,000   (7,094,000)
                                        -----------  -----------  -----------
Net (loss) income......................  (1,911,000)     207,000    9,278,000
Cumulative translation adjustment......     647,000     (151,000)
Unrealized holding gain on securities
 available for sale....................                             1,035,000
                                        -----------  -----------  -----------
Comprehensive (loss) income............ $(1,264,000) $    56,000  $10,313,000
                                        ===========  ===========  ===========
Basic net (loss) income per share...... $      (.23) $       .02  $      1.49
                                        ===========  ===========  ===========
Diluted net (loss) income per share.... $      (.23) $       .02  $      1.46
                                        ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
Cash flows from operating activities:
 Net (loss) income.......................  $(1,911,000) $   207,000  $9,278,000
 Adjustments to reconcile net (loss)
  income to net cash provided by (used
  for) operating activities:
   Depreciation and amortization.........    1,897,000    1,399,000     843,000
   Gain on sale of securities available
    for sale.............................                            (1,159,000)
   Changes in assets and liabilities:
    Accounts receivable..................      261,000   (1,989,000)    166,000
    Inventories..........................        8,000    2,216,000  (1,657,000)
    Deferred taxes.......................   (1,494,000)     438,000  (7,158,000)
    Other assets.........................      236,000      761,000    (764,000)
    Accounts payable and accrued
     expenses............................    1,062,000      395,000    (127,000)
    Income taxes payable.................      (25,000)      23,000
    Other liabilities....................    1,369,000     (650,000)    (47,000)
                                           -----------  -----------  ----------
Net cash provided by (used for) operating
 activities..............................    1,403,000    2,800,000    (625,000)
                                           -----------  -----------  ----------
Cash flows from investing activities:
 Acquisition of property and equipment...     (499,000)    (479,000)   (121,000)
 Proceeds from sale of securities
  available for sale.....................    1,781,000                4,727,000
 Investment in securities available for
  sale...................................                  (522,000) (2,872,000)
 Acquisition of Synbiotics Europe SAS....               (10,659,000)
                                           -----------  -----------  ----------
Net cash provided by (used for) investing
 activities..............................    1,282,000  (11,660,000)  1,734,000
                                           -----------  -----------  ----------
Cash flows from financing activities:
 Payments of long-term debt..............   (1,133,000)  (1,993,000)
 Proceeds from issuance of long-term
  debt...................................                11,493,000
 Debt issuance costs.....................                  (949,000)
 Mandatorily redeemable common stock
  issuance costs.........................      (17,000)    (493,000)
 Proceeds from issuance of non-
  mandatorily redeemable common stock,
  net....................................      (15,000)      93,000     924,000
                                           -----------  -----------  ----------
Net cash (used for) provided by financing
 activities..............................   (1,165,000)   8,151,000     924,000
                                           -----------  -----------  ----------
Net increase (decrease) in cash..........    1,520,000     (709,000)  2,033,000
Effect of exchange rates on cash.........      647,000     (151,000)
Cash and equivalents - beginning.........    2,190,000    3,050,000   1,017,000
                                           -----------  -----------  ----------
Cash and equivalents - ending............  $ 4,357,000  $ 2,190,000  $3,050,000
                                           ===========  ===========  ==========

          See accompanying notes to consolidated financial statements.

                            SYNBIOTICS CORPORATION

  CONSOLIDATED STATEMENT OF NON-MANDATORILY REDEEMABLE COMMON STOCK AND OTHER
                             SHAREHOLDERS' EQUITY

                                                            ACCUMULATED
                              COMMON STOCK        COMMON       OTHER
                          ---------------------   STOCK    COMPREHENSIVE ACCUMULATED
                           SHARES     AMOUNT     WARRANTS     INCOME       DEFICIT        TOTAL
                          --------- ----------- ---------- ------------- ------------  -----------
BALANCE AT DECEMBER 31,
 1995...................  5,816,000 $29,351,000             $(1,035,000) $(19,168,000) $ 9,148,000
Issuance of common stock
 in conjunction with a
 license and research
 and development
 agreement..............    154,000     400,000                                            400,000
Issuance of common stock
 in conjunction with the
 acquisition of
 substantially all of
 the assets of
 International Canine
 Genetics, Inc. (Note
 3).....................  1,389,000   5,704,000                                          5,704,000
Sale of securities
 available for sale.....                                      1,035,000                  1,035,000
Issuance of common stock
 pursuant to an
 employment agreement...     10,000      39,000                                             39,000
Issuance of common stock
 pursuant to exercise of
 stock options..........     23,000      72,000                                             72,000
Net income..............                                                    9,278,000    9,278,000
                          --------- ----------- ----------  -----------  ------------  -----------
BALANCE AT DECEMBER 31,
 1996...................  7,392,000  35,566,000                            (9,890,000)  25,676,000
Issuance of common stock
 warrants in conjunction
 with the acquisition of
 Synbiotics Europe SAS
 (Note 3)...............                        $1,003,000                               1,003,000
Issuance of common stock
 pursuant to exercise of
 stock options..........     34,000      93,000                                             93,000
Cumulative translation
 adjustment.............                                       (151,000)                  (151,000)
Accretion of mandatorily
 redeemable common
 stock..................                                                      (71,000)     (71,000)
Net income..............                                                      207,000      207,000
                          --------- ----------- ----------  -----------  ------------  -----------
BALANCE AT DECEMBER 31,
 1997...................  7,426,000  35,659,000  1,003,000     (151,000)   (9,754,000)  26,757,000
Issuance of common stock
 in conjunction with the
 acquisition of Prisma
 Acquisition Corp. (Note
 3).....................    458,000   1,423,000                                          1,423,000
Issuance of common stock
 in conjunction with the
 settlement of patent
 litigation (Note 2)....    333,000   1,000,000                                          1,000,000
Issuance of common stock
 pursuant to exercise of
 stock options..........      4,000      12,000                                             12,000
Issuance of common stock
 pursuant to employee
 bonus plan.............     25,000      40,000                                             40,000
Cumulative translation
 adjustment.............                                        647,000                    647,000
Accretion of mandatorily
 redeemable common
 stock..................                                                     (111,000)    (111,000)
Net loss................                                                   (1,911,000)  (1,911,000)
                          --------- ----------- ----------  -----------  ------------  -----------
BALANCE AT DECEMBER 31,
 1998...................  8,246,000 $38,134,000 $1,003,000  $   496,000  $(11,776,000) $27,857,000
                          ========= =========== ==========  ===========  ============  ===========

         See accompanying notes to consolidated financial statements.

                            SYNBIOTICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

  Synbiotics Corporation (the "Company"), incorporated in 1982, is an animal health business which develops, manufactures and markets diagnostic products and biological products for animals. In addition, the Company also develops and manufactures specialty products which are marketed to veterinarians and purebred dog enthusiasts. The Company's principal markets are veterinarians and veterinary clinical laboratories in the United States and Europe. The Company's products are sold primarily to wholesale distributors and direct to veterinarians and veterinary clinical laboratories.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (Note 3). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

  The Company determines the appropriate classification of its U.S. Government and debt securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as "available for sale".

PATENTS AND LICENSES

  Patents and licenses are recorded at cost and are amortized ratably over the life of the respective patents or licenses.

LONG-LIVED ASSETS

  The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts for cash and cash equivalents at December 31, 1998 and 1997 approximate their fair values. The carrying amount of long-term debt approximates fair value at December 31, 1998 and 1997 as the variable interest rate on the debt approximates current market rates of interest.

                            SYNBIOTICS CORPORATION

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

ADVERTISING COSTS

  The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $605,000, $450,000 and $505,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

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

                            SYNBIOTICS CORPORATION

  All of the Company's vaccine products (exclusive of its feline leukemia and canine corona vaccine products) are manufactured using bulk antigen fluids that have been supplied by a third party. The supply agreement has expired and the Company has been unable to locate a replacement supplier. The Company has decided to discontinue the sales of the affected products once its remaining supplies have been exhausted, which the Company believes will be in the second quarter of 1999. Sales of the affected products totalled $2,073,000 and $1,596,000 during 1998 and 1997, respectively.

COMPREHENSIVE INCOME

  During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

SEGMENT REPORTING

  For the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information" (Note 12). This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which the Company will be required to adopt in the first quarter of 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

NOTE 2 - PATENT LITIGATION SETTLEMENT:

  In September 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringed a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a one-time pre-tax charge of approximately $3,922,000 and reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses. The common stock portion of the settlement of $1,000,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

                            SYNBIOTICS CORPORATION

NOTE 3 - ACQUISITIONS:

  On March 6, 1998, the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care. The consideration paid to the stockholders of Prisma was a $1,000,000 convertible note (Note 6), 458,000 newly issued, unregistered shares of the Company's common stock valued at $1,490,000 (based on the average closing price of Synbiotics' common stock for the thirty trading days prior to March 6, 1998, which was $3.25) and the issuance of options to purchase 157,000 shares of the Company's common stock for $.0016 per share in replacement of Prisma's outstanding stock options. The 157,000 stock options were valued at $609,000 using the Black-Scholes option pricing model.

  The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $2,848,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The convertible debt, common stock and common stock option portion of the of the purchase price and liabilities assumed totalling $3,632,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

  On July 9, 1997, the Company acquired Synbiotics Europe SAS ("SBIO-E") (formerly Rhone Merieux Diagnostics, S.A.S.), the worldwide veterinary diagnostic business of Rhone Merieux S.A.S. (now known as "Merial"), pursuant to purchase agreements dated May 14, 1997 and amended July 9, 1997. The consideration paid to Merial was $10,659,000 in cash and 759,000 shares of newly issued, unregistered Synbiotics common stock valued at $3,178,000 (based upon the closing price of Synbiotics' common stock on July 9, 1997 which was $4.1875 per share) (Note 7). The shares issued by the Company included 230,000 shares which were placed in escrow pending certain U.S. regulatory approvals and subsequent sales of related products. During 1998, 138,000 of the 230,000 escrowed shares were cancelled due to delays in obtaining U.S. regulatory approvals and subsequent sales of related products. The cancellations were recorded as a reduction of the purchase price. The cash portion of the consideration was provided by a series of loans obtained from Banque Paribas (Note 6). Depending on performance of the combined business in the three years following the acquisition, Synbiotics may also pay up to $3,600,000 in contingent cash payments; any such payments will be recorded as additional purchase price. The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $6,612,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The $3,178,000 common stock portion of the purchase price is considered a non-cash financing activity for purposes of the statement of cash flows. The acquisition was effective as of July 1, 1997.

  Merial and Synbiotics also entered into related agreements covering the supply of various products and services, collaborative research and development, licenses of Merial patents, and the distribution of certain of the acquired products by Merial. The collaborative research agreement gives Synbiotics a right of first refusal to acquire technology or products emanating from Merial's future research efforts that have potential veterinary diagnostic applications.

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

  The consideration paid to ICG was $1.00 plus 1,152,000 shares of Synbiotics common stock valued at $4,852,000 (based upon the average closing price of Synbiotics' common stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The Company also assumed approximately $262,000 of outstanding ICG liabilities which were due and payable as of the closing date. In addition, all of ICG's

                            SYNBIOTICS CORPORATION
outstanding warrants and stock options were made exercisable for an adjusted number of shares of Synbiotics common stock. Prior to the acquisition, S.R. One, Limited, ICG's largest shareholder, purchased 237,000 shares of newly issued Synbiotics common stock for $1,000,000 (based upon the average closing price of Synbiotics' common stock, for the period October 18, 1996 through October 24, 1996, which was $4.2125 per share). The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $5,407,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The assets acquired and liabilities assumed are considered non-cash investing activities for the purposes of the statement of cash flows.

  The Company's statement of operations includes the results of operations of Prisma for the period March 6, 1998 to December 31, 1998, the results of operations of SBIO-E for the period July 1, 1997 to December 31, 1997 and for the year ended December 31, 1998, and the results of operations of ICG for the period October 25, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998. The following are unaudited pro forma results of operations as if the Prisma transaction had been consummated on January 1, 1997, the SBIO-E transaction had been consummated on January 1, 1996 and the ICG transaction had been consummated on January 1, 1995:

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
                                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
   Revenues:
     As reported......................... $31,379,000  $23,286,000  $17,217,000
                                          ===========  ===========  ===========
     Pro forma........................... $31,446,000  $27,410,000  $25,845,000
                                          ===========  ===========  ===========
   Net income:
     As reported......................... $(1,911,000) $   207,000  $ 9,278,000
                                          ===========  ===========  ===========
     Pro forma........................... $(1,997,000) $    70,000  $10,338,000
                                          ===========  ===========  ===========
   Basic net income per share:
     As reported......................... $      (.23) $       .02  $      1.49
                                          ===========  ===========  ===========
     Pro forma........................... $      (.23) $       .01  $      1.28
                                          ===========  ===========  ===========
   Diluted net income per share:
     As reported......................... $      (.23) $       .02  $      1.46
                                          ===========  ===========  ===========
     Pro forma........................... $      (.23) $       .01  $      1.22
                                          ===========  ===========  ===========

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

                            SYNBIOTICS CORPORATION

  The Company charged its former affiliate, IPI, now a wholly-owned subsidiary of TBC, for shared costs including, but not limited to, rent, utilities and property taxes through December 31, 1996. Such charges totalled $343,000 during the year ended December 31, 1996.

NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
   Inventories:
     Raw materials..................................... $2,219,000  $2,639,000
     Work in process...................................    904,000   1,235,000
     Finished goods....................................  2,056,000   1,313,000
                                                        ----------  ----------
                                                        $5,179,000  $5,187,000
                                                        ==========  ==========
   Property and equipment:
     Laboratory equipment.............................. $3,002,000  $2,436,000
     Leasehold improvements............................  1,835,000   1,770,000
     Office equipment..................................    950,000     604,000
     Construction in progress..........................     81,000     205,000
                                                        ----------  ----------
                                                         5,868,000   5,015,000
     Less accumulated depreciation and amortization.... (4,094,000) (3,913,000)
                                                        ----------  ----------
                                                        $1,774,000  $1,102,000
                                                        ==========  ==========

  Depreciation expense was $364,000, $256,000 and $344,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
   Other assets:
     Patents........................................... $4,104,000  $4,069,000
     Licenses..........................................  1,165,000   1,549,000
     Other.............................................     60,000     214,000
                                                        ----------  ----------
                                                        $5,329,000  $5,832,000
                                                        ==========  ==========

  Accumulated amortization of patents, licenses and goodwill was $2,719,000 and $3,079,000 at December 31, 1998 and 1997, respectively.

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
   Accounts payable and accrued liabilities:
     Accounts payable.................................. $2,725,000  $2,229,000
     Accrued vacation..................................    419,000     341,000
     Accrued compensation..............................  1,153,000     281,000
     Accrued royalties.................................    457,000
     Other.............................................    463,000     695,000
                                                        ----------  ----------
                                                        $5,217,000  $3,546,000
                                                        ==========  ==========

                            SYNBIOTICS CORPORATION

NOTE 6 - NOTE PAYABLE AND LONG-TERM DEBT:

  The $1,000,000 convertible note issued in conjunction with the acquisition of Prisma (Note 3) (which was issued to only one of the Prisma stockholders) is due March 5, 1999, bears interest at the rate of 5% per year and is unsecured. The note is convertible at any time, at the option of the Company, into a number of unregistered shares of the Company's common stock equal to the outstanding principal and accrued interest divided by the average closing price of the Company's common stock for the thirty trading days immediately prior to the conversion. The note is subordinate to the Company's notes payable to Banque Paribas, which were issued in conjunction with the July 1997 acquisition of SBIO-E. In February 1999, the Company repaid the note prior to its original due date for $800,000.

  In conjunction with the acquisition of SBIO-E (Note 3), the Company obtained a series of loans from Banque Paribas (the "Bank") as follows: 1) $5,000,000, due May 31, 2002, bearing interest at the rate of LIBOR plus 2.50% (effectively 7.75% at December 31, 1998), payable quarterly beginning August 31, 1997 in the amount of $250,000 of principal plus accrued interest, and secured by substantially all of the Company's assets; and 2) $5,000,000, due May 31, 2003, bearing interest at the rate of LIBOR plus 3.00% (effectively 8.25% at December 31, 1998), interest only payable quarterly beginning August 31, 1997, and secured by substantially all of the Company's assets. In accordance with the debt agreements, the Company has entered into an interest rate collar agreement with a financial institution, which expires in May 2003, whereby the LIBOR rate payable by the Company, on a notional principal amount equal to the then outstanding principal balance, cannot fall below 5.70% nor rise above 7.08%. The Company did not pay or receive any premiums associated with this agreement, which is maintained for interest rate protection and not for speculative purposes. Accordingly, no amounts have been recorded in the accompanying financial statements with respect to this agreement. At December 31, 1998, the fair value of the interest collar, as confirmed by the counterparty to the instrument, was not material.

  The Company incurred deferred debt issuance costs totalling $949,000 and a debt discount totalling $1,003,000, representing the value of common stock warrants issued to the Bank (Note 8). The debt discount and deferred debt issuance costs, which have been allocated evenly to the two notes payable, are being amortized over the lives of the loans using the effective interest method.

  In addition, the Company also obtained a revolving line of credit from the Bank whereby the Company may borrow up to $5,000,000 as determined by a borrowing base calculation. The line of credit bears interest at the rate of prime plus .75% (effectively 8.50% at December 31, 1998), with interest only payments to be made quarterly beginning August 31, 1997. Any outstanding principal is due May 31, 2002, although a portion of the outstanding principal may become due and payable as determined by a monthly borrowing base calculation. There were no borrowings outstanding under the line of credit at December 31, 1998. The Company is required to pay a quarterly commitment fee equal to 0.5% per annum on the average unused portion of the line of credit facility.

  The Bank requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent.

  Principal payments scheduled during the next five years are as follows:
1999--$1,000,000, 2000--$1,000,000, 2001--$1,000,000, 2002--$500,000 and
2003--$5,000,000. Interest paid during 1998 and 1997 totalled $880,000 and
$262,000, respectively.

                            SYNBIOTICS CORPORATION

NOTE 7 - MANDATORILY REDEEMABLE COMMON STOCK:

  The 759,000 shares issued in conjunction with the acquisition of SBIO-E (Note 3) are subject to certain registration rights as well as put and call provisions. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the Company the right to acquire, at any time, all or any portion of the shares then owned by Merial at a per share price of the greater of the average closing sale price of the Company's common stock for the 30 day period prior to the call or $5. Should the Company exercise its call option prior to July 9, 2001 at a call option price greater than $5 per share, the agreement requires the difference between the per share call option price and $5 to be shared by the Company and Merial on a sliding scale basis. In addition, should Merial sell all or any portion of the shares to a third party prior to July 9, 2001 at a price greater than $5 per share, the agreement requires the difference between the per share sales price and $5 to be shared by the Company and Merial on a sliding scale basis. The Company has classified the shares on the balance sheet as mandatorily redeemable and is accreting the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings. During 1998, 138,000 of the 230,000 escrowed shares were cancelled due to delays in obtaining U.S. regulatory approvals and subsequent sales of related products. The cancellations were recorded as a reduction of the purchase price.

NOTE 8 - SHAREHOLDERS' EQUITY:

  In February 1998, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 25,000 shares of common stock. The stock vests quarterly over two years beginning January 1, 1998. The Company is recognizing compensation expense, as the shares vest, at the rate of $3.19 per share (based upon the closing price of the stock on the date of grant). Compensation expense related to these shares totalled $40,000 during 1998.

  In May 1996, in conjunction with an employment agreement, the Company granted an award of 10,000 shares of unregistered Synbiotics common stock and recognized compensation expense in the amount of $39,000.

PREFERRED STOCK

  In August 1998, the Company amended its Articles of Incorporation to authorize the issuance of up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and the liquidation preferences of any wholly unissued series of preferred stock, and the number of shares constituting any such series and the designation thereof, or any of them; and to increase or decrease the number of shares of any series subsequent to the issuance of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

  In September 1998, the Company created the Series A Junior Participating Preferred Stock (the "Series A Preferred") consisting of 200,000 shares. Each share of Series A Preferred is entitled to 1,000 votes. Each Series A Preferred share is entitled to dividends, payable in cash quarterly, in an amount equal to 1,000 times the aggregate per share amount of dividends declared on the common stock. In the event that no common stock dividends are declared, each share of Series A Preferred is entitled to $.001 per share. The Series A Preferred is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends; provided, however, that each Series A Preferred share is entitled to receive an aggregated amount per share equal to 10,000 times

                            SYNBIOTICS CORPORATION
the aggregate amount per share distributed to the holders of common stock. In the event of a consolidation, merger, combination, etc., each share of Series A Preferred shall be exchanged into 1,000 times the aggregate per share consideration of the common stock.

  There were no shares of Series A Preferred issued and outstanding as of December 31, 1998,

PREFERRED STOCK PURCHASE RIGHTS

  In September 1998, Synbiotics declared a dividend on each share of common stock outstanding on October 7, 1998. The per-share dividend consisted of one preferred share purchase right (the "Rights") to purchase, for $10.00 (the "Purchase Price"), 1/1000th of a share of Synbiotics' Series A Preferred (the "Unit"). The dividend was paid on October 7, 1998 and was part of Synbiotics' implementation of a poison pill shareholder rights plan. The Rights are not exercisable until the earlier to occur of (i) a public announcement that beneficial ownership of 20% or more of the Company's outstanding common stock has been acquired or (ii) 10 business days (or a later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company.

  At any time after the beneficial ownership of 20% or more of the outstanding shares of the Company's common stock has been acquired (but before the acquiring party has acquired 50% of the outstanding common stock) the Company may exchange all or part of the Rights for Units at an exchange ratio equal to (subject to adjustment to reflect stock splits, stock dividends and similar transactions) the Purchase Price divided by the then current per share market price per Unit on the Distribution Date.

  At any time prior to the public announcement that the beneficial ownership of 20% or more of the outstanding common stock of the Company has been acquired, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). The redemption of the rights will be effective at such time as the Board of Directors in its sole discretion may establish.

  The Rights will expire on October 7, 2008, unless the expiration date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

STOCK WARRANTS

  In conjunction with the acquisition of SBIO-E (Note 3), the Company issued to Banque Paribas a warrant to purchase 240,000 unregistered shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model.

  In conjunction with the acquisition of ICG (Note 3), the Company assumed all of the outstanding ICG stock warrants, which expire March 24, 2000, after giving effect to the exchange ratio inherent in the transaction. As a result, 284,000 shares of the Company's common stock were reserved for issuance with an exercise price of $4.54 per share.

                            SYNBIOTICS CORPORATION

STOCK OPTION PLANS

  The Company recognizes compensation expense related to its stock option plans using the intrinsic value method. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1998        1997      1996
                                               -----------  -------- ----------
   Net (loss) income:
     As reported.............................. $(1,911,000) $207,000 $9,278,000
                                               ===========  ======== ==========
     Pro forma................................ $(2,100,000) $ 17,000 $8,932,000
                                               ===========  ======== ==========
   Basic net (loss) income per share:
     As reported.............................. $      (.23) $    .02 $     1.49
                                               ===========  ======== ==========
     Pro forma................................ $      (.24) $    .00 $     1.43
                                               ===========  ======== ==========
   Diluted net (loss) income per share:
     As reported.............................. $      (.23) $    .02 $     1.46
                                               ===========  ======== ==========
     Pro forma................................ $      (.25) $    .00 $     1.46
                                               ===========  ======== ==========

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

                            SYNBIOTICS CORPORATION

  The following is a summary of the stock option plans' activity:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                             SHARES      PRICE
                                                            ---------  ---------
   Outstanding at December 31, 1995........................   899,000    $3.49
   Granted.................................................   701,000    $3.78
   Exercised...............................................   (23,000)   $2.91
   Forfeited...............................................  (311,000)   $3.56
                                                            ---------
   Outstanding at December 31, 1996........................ 1,266,000    $3.64
   Granted.................................................   329,000    $3.69
   Exercised...............................................   (34,000)   $2.88
   Forfeited...............................................    (7,000)   $3.77
                                                            ---------
   Outstanding at December 31, 1997........................ 1,554,000    $3.67
   Granted.................................................   366,000    $3.08
   Exercised...............................................    (4,000)   $2.57
   Forfeited...............................................   (32,000)   $3.57
                                                            ---------
   Outstanding at December 31, 1998........................ 1,884,000    $3.56
                                                            =========

  Options to purchase an aggregate of 1,171,000 shares and 946,000 shares were exercisable under the 1995 Plan as of December 31, 1998 and 1997, respectively. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 1998, 1997 and 1996 was $1.22 per share, $1.53 per share and $1.63 per share, respectively. The Company recognized compensation expense of $36,000 and $121,000 during the years ended December 31, 1998 and 1996, respectively. There was no compensation expense during 1997.

  The following is a summary of stock options outstanding at December 31, 1998:

                                                      OPTIONS OUTSTANDING
                                                --------------------------------
                                                           WEIGHTED-
                                                            AVERAGE    WEIGHTED-
                                                           REMAINING    AVERAGE
                                                          CONTRACTUAL  EXERCISE
   PRICE RANGE                                   NUMBER   LIFE (YEARS)   PRICE
   -----------                                  --------- ------------ ---------
   $1.63 - $2.44...............................     8,000     6.0        $2.22
   $2.45 - $3.68...............................   695,000     6.6        $2.99
   $3.69 - $5.63............................... 1,181,000     5.4        $3.91
                                                ---------
   $1.63--$5.63................................ 1,884,000     5.8        $3.56
                                                =========

                                                             OPTIONS EXERCISABLE
                                                             -------------------
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                              NUMBER     PRICE
                                                             --------- ---------
   $1.63 - $2.44............................................     8,000   $2.22
   $2.45 - $3.68............................................   363,000   $2.90
   $3.69 - $5.63............................................   800,000   $3.94
                                                             ---------
   $1.63 - $5.63............................................ 1,171,000   $3.61
                                                             =========

                            SYNBIOTICS CORPORATION

  For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 54.8%, 56.8% and 57.8%; risk-free interest rates of 5.1%, 6.2% and 5.8%; and expected lives of 2.7 years, 2.7 years and 2.5 years.

  In conjunction with the acquisition of Prisma (Note 3), the Company assumed all of the outstanding Prisma stock options (the "1998 Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 157,000 shares of the Company's common stock were reserved for issuance with an exercise price of $.0016 per share. As of December 31, 1998, there were 153,000 shares outstanding under the 1998 Plan with a weighted-average exercise price of $.0016 per share and a weighted-average remaining contractual life of 9.2 years. Options to purchase 153,000 shares were exercisable under the 1998 Plan with a weighted-average exercise price of $.0016 per share. No compensation expense was recognized by the Company related to the 1998 Plan during the year ended December 31, 1998.

  In conjunction with the acquisition of ICG (Note 3), the Company assumed all of the outstanding ICG stock options (the "ICG Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company's common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 1998, there were 53,000 shares outstanding under the ICG Plan with a weighted-average exercise price of $9.86 per share and a weighted-average remaining contractual life of
4.2 years. Options to purchase 29,000 shares were exercisable under the ICG Plan with a weighted-average exercise price of $9.86 per share. No compensation expense was recognized by the Company related to the ICG Plan during the years ended December 31, 1998 and 1997.

NOTE 9 - INCOME TAXES:

  The Company recorded a net (benefit from) provision for income taxes for the years ended December 31, 1998, 1997 and 1996 as follows:

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998        1997       1996
                                            -----------  --------  -----------
   Current income tax expense:
     Federal............................... $        --  $     --  $    35,000
     State.................................      62,000     6,000       29,000
     Foreign...............................       7,000   122,000
                                            -----------  --------  -----------
                                                 69,000   128,000       64,000
                                            -----------  --------  -----------
   Deferred income tax (benefit) expense:
     Federal...............................  (1,149,000)  194,000   (6,305,000)
     State.................................    (322,000)  262,000     (853,000)
     Foreign...............................     (20,000)  (25,000)
                                            -----------  --------  -----------
                                             (1,491,000)  431,000   (7,158,000)
                                            -----------  --------  -----------
   Net income tax (benefit) expense........ $(1,422,000) $559,000  $(7,094,000)
                                            ===========  ========  ===========

                            SYNBIOTICS CORPORATION

  As of December 31, 1998 and 1997 the Company had foreign deferred tax assets of $47,000 and $25,000, respectively. Federal and state deferred tax assets comprise the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Federal:
     Net operating loss carryforwards.................... $4,988,000 $4,740,000
     Tax credit carryforwards............................    866,000    888,000
     Patent litigation settlement........................    804,000
     Equity in losses of investees.......................    313,000    262,000
     Accrued compensation................................    126,000    157,000
     Other reserves and accruals.........................    168,000     69,000
                                                          ---------- ----------
                                                          $7,265,000 $6,116,000
                                                          ========== ==========
   State:
     Net operating loss carryforwards.................... $  168,000 $  146,000
     Tax credit carryforwards............................    254,000    227,000
     Patent litigation settlement........................    209,000
     Equity in losses of investees.......................    150,000    144,000
     Accrued compensation................................     33,000     43,000
     Other reserves and accruals.........................     88,000     19,000
                                                          ---------- ----------
                                                          $  902,000 $  579,000
                                                          ========== ==========

  A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1998        1997       1996
                                             -----------  --------  -----------
   Amounts computed at statutory Federal
    rate...................................  $(1,133,000) $260,000  $   743,000
   State income taxes, net of Federal
    benefit................................     (295,000)   47,000      135,000
   Foreign income taxes....................      (13,000)  122,000
   Income (deductions) for financial
    reporting purposes for which there is
    no current tax (benefit) provision.....      (72,000)  164,000
   Utilization of Federal net operating
    loss carryforwards.....................               (260,000)    (743,000)
   Utilization of state net operating loss
    carryforwards..........................                (47,000)    (115,000)
   Federal alternative minimum tax.........                              35,000
   State minimum franchise tax.............       69,000     6,000        9,000
   Expiration of state general business tax
    credits................................       22,000
   Expiration of state net operating loss
    carryforwards..........................                267,000
   Release of valuation allowance..........                          (7,158,000)
                                             -----------  --------  -----------
                                             $(1,422,000) $559,000  $(7,094,000)
                                             ===========  ========  ===========

  The Company has available Federal net operating loss carryforwards at December 31, 1998 of approximately $14,672,000, which expire from 2001 to 2013. Available state net operating loss carryforwards at December 31, 1998 total approximately $1,896,000, which expire from 1999 to 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 1998 aggregate approximately $1,120,000 and expire from 2000 to 2006.

                            SYNBIOTICS CORPORATION

NOTE 10 - EARNINGS PER SHARE:

  The following is a reconciliation of net income and share amounts used in the computations of earnings per share:

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1998        1997       1996
                                             -----------  --------  ----------
   Net (loss) income used:
     Net (loss) income...................... $(1,911,000) $207,000  $9,278,000
     Less accretion of mandatorily
      redeemable common stock...............    (111,000)  (71,000)
                                             -----------  --------  ----------
     Net (loss) income used in computing
      basic and diluted net (loss) income
      per share............................. $(2,022,000) $136,000  $9,278,000
                                             ===========  ========  ==========

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
   Shares used:
     Weighted average common shares outstanding
      used in computing basic net (loss) income
      per share.................................  8,679,000 7,710,000 6,236,000
     Weighted average options and warrants to
      purchase common stock as determined by
      application of the treasury method........              318,000   108,000
                                                  --------- --------- ---------
     Shares used in computing diluted net (loss)
      income per share..........................  8,679,000 8,028,000 6,344,000
                                                  ========= ========= =========

  Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 694,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the year ended December 31, 1998 as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net (loss) income per share for the years December 31, 1998, 1997 and 1996 as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the year ended December 31, 1998.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

  The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows:

   1999.............................................................. $  757,000
   2000..............................................................    772,000
   2001..............................................................    655,000
   2002..............................................................    458,000
   2003..............................................................    358,000
   Thereafter........................................................  3,837,000
                                                                      ----------
                                                                      $6,837,000
                                                                      ==========

                            SYNBIOTICS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


  Total rent expense under noncancelable operating leases was $542,000, $608,000 and $362,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has filed a lawsuit against Heska Corporation ("Heska") claiming that Heska infringes a patent owned by the Company and is seeking unspecified damages. Heska has filed a counterclaim against the Company seeking a declaratory judgment that the Company's patent is invalid and unenforceable. The Company denies Heska's allegations that its patent is invalid and unenforceable, and plans to vigorously defend its patent against the allegations.

NOTE 12 - SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

  The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells both diagnostic and vaccine products, it does not base its business decision making on a product category basis.

  The following are revenues for the Company's diagnostic and vaccine products:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1998         1997        1996
                                           ----------- ------------ -----------
   Diagnostics............................ $24,273,000 $ 16,616,000 $10,539,000
   Vaccines...............................   7,106,000    6,670,000   6,678,000
                                           ----------- ------------ -----------
                                           $31,379,000 $ 23,286,000 $17,217,000
                                           =========== ============ ===========

  The following are revenues and long-lived assets information by geographic area:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1998         1997        1996
                                           ----------- ------------ -----------
   Revenues:
     United States........................ $21,205,000 $ 17,159,000 $14,421,000
     France...............................   4,961,000    5,004,000   1,880,000
     Other foreign countries..............   5,213,000    1,123,000     916,000
                                           ----------- ------------ -----------
                                           $31,379,000 $ 23,286,000 $17,217,000
                                           =========== ============ ===========
                                                             DECEMBER 31,
                                                       ------------------------
                                                           1998        1997
                                                       ------------ -----------
   Long-lived assets:
     United States.................................... $ 13,038,000 $11,819,000
     France...........................................    8,090,000   7,562,000
                                                       ------------ -----------
                                                       $ 21,128,000 $19,381,000
                                                       ============ ===========

  The Company had sales to two customers totalling $10,201,000 during the year ended December 31, 1998. During the year ended December 31, 1997, sales to two customers totalled $9,224,000. Sales totalling $6,648,000 during the year ended December 31, 1996 were made to two customers.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
    OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  (a) Exhibit Index

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

 EXHIBIT                     TITLE                              METHOD OF FILING
 -------   ----------------------------------------  --------------------------------------
    2.2*   Purchase Agreement dated July 23, 1996    Incorporated herein by reference to
           by and Among Synbiotics, ICG and S.R.     Exhibit 2.2 to the Registrant's
           One.                                      Registration Statement Form S-4,
                                                     Registration No. 333-10343, dated
                                                     September 12, 1996.
    2.3*   Amendment to Purchase Agreement dated     Incorporated herein by reference to
           September 7, 1996 by and Among            Exhibit 2.3 to the Registrant's
           Synbiotics, ICG and S.R. One.             Registration Statement Form S-4,
                                                     Registration No. 333-10343, dated
                                                     September 12, 1996.
    2.4*   Asset Purchase Agreement between Rhone    Incorporated herein by reference to
           Merieux, Inc. and the Registrant, dated   Exhibit 2.4 to the Registrant's
           May 14, 1997.                             Current Report on Form 8-K, dated July
                                                     9, 1997.
  2.4.1*   Amendment No. 1 to Asset Purchase         Incorporated herein by reference to
           Agreement between Rhone Merieux, Inc.     Exhibit 2.4.1 to the Registrant's
           and the Registrant, dated July 9, 1997.   Current Report on Form 8-K, dated July
                                                     9, 1997.
  2.4.2*   Amendment No. 2 to Asset Purchase         Incorporated herein by reference to
           Agreement between Rhone Merieux, Inc.     Exhibit 2.4.2 to the Registrant's
           and the Registrant, dated July 9, 1997.   Current Report on Form 8-K, dated July
                                                     9, 1997.
    2.5*   Stock Purchase Agreement between Rhone    Incorporated herein by reference to
           Merieux S.A., Institut De Selection       Exhibit 2.5 to the Registrant's
           Animale S.A., Rhone Merieux Diagnostics   Current Report on Form 8-K, dated July
           S.A.S. and the Registrant, dated May 14,  9, 1997.
           1997.

 EXHIBIT                   TITLE                             METHOD OF FILING
 -------   -------------------------------------- --------------------------------------
  2.5.1*   Amendment No. 1 to Stock Purchase      Incorporated herein by reference to
           Agreement between Rhone Merieux        Exhibit 2.5.1 to the Registrant's
           S.A.S., Institut De Selection Animale  Current Report on Form 8-K, dated July
           S.A., R.M.--Diagnostics S.A.S. and the 9, 1997.
           Registrant, dated July 9, 1997.
  2.5.2*   Amendment No. 2 to Stock Purchase      Incorporated herein by reference to
           Agreement between Rhone Merieux        Exhibit 2.5.2 to the Registrant's
           S.A.S., Institut De Selection Animale  Current Report on Form 8-K, dated July
           S.A., R.M.--Diagnostics S.A.S. and the 9, 1997.
           Registrant, dated July 9, 1997.
    2.6*   Agreement and Plan of Reorganization   Incorporated herein by reference to
           By and Among the Registrant, Prisma    Exhibit 2.1 to the Registrant's
           Acquisition Corp. and the Stockholders Current Report on Form 8-K dated March
           and an Optionholder of Prisma          6, 1998.
           Acquisition Corp., dated as of
           February 27, 1998.
    2.7*   Agreement of Merger By and Between     Incorporated herein by reference to
           Prisma Acquisition Corp. and the       Exhibit 2.2 to the Registrant's
           Registrant, dated as of March 6, 1998. Current Report on Form 8-K dated March
                                                  6, 1998.
    3.1*   Articles of Incorporation, as amended. Incorporated herein by reference to
                                                  Exhibit 3.1 to the Registrant's Annual
                                                  Report on Form 10-KSB for the year
                                                  ended December 31, 1996.
  3.1.1*   Certificate of Amendment of Articles   Incorporated herein by reference to
           of Incorporation, filed August 4,      Exhibit 3.1 to the Registrant's
           1998.                                  Quarterly Report on Form 10-QSB for
                                                  the year ended September 30, 1998.
    3.2*   Bylaws, as amended.                    Incorporated herein by reference to
                                                  Exhibit 3.2 to the Registrant's
                                                  Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended June 30,
                                                  1998.
    4.1    Certificate of Determination of Series Filed herewith.
           A Junior Participating Preferred Stock
           filed October 13, 1998.
    4.2*   Rights Agreement, dated as of October  Incorporated herein by reference to
           1, 1998, between the Company and       the Registrant's Form 8-A dated
           ChaseMellon Shareholder Services,      October 7, 1998.
           L.L.C., which includes the form of
           Certificate of Determination for the
           Series A Junior Participating
           Preferred Stock as Exhibit A, the form
           of Rights Certificate as Exhibit B and
           the Summary of Rights to Purchase
           Series A Preferred Shares as Exhibit
           C.
    4.3*   Credit Agreement among the Registrant, Incorporated herein by reference to
           the Banks Named Herein and Banque      Exhibit 10.64 to the Registrant's
           Paribas as Agent, dated as of July 9,  Quarterly Report on Form 10-QSB for
           1997.                                  the quarterly period ended September
                                                  30, 1997.

 EXHIBIT                    TITLE                             METHOD OF FILING
 -------    -------------------------------------- --------------------------------------
  4.3.1*    Waiver and First Amendment to          Incorporated herein by reference to
            $15,000,000 Credit Agreement Among the Exhibit 10.64.1 to the Registrant's
            Registrant, the Banks Named Therein    Quarterly Report on Form 10-QSB for
            and Banque Paribas, as Agent, dated    the quarterly period ended September
            March 6, 1998.                         30, 1998.
   10.1*    Lease of Premises by Registrant        Incorporated herein by reference to
            located at 11011 Via Frontera, San     Exhibit 10.1 to the Registrant's
            Diego, California, dated November 28,  Annual Report on Form 10-K for its
            1989.                                  fiscal year ended March 31, 1991.
  10.2*+    Employment Agreement between the       Incorporated herein by reference to
            Registrant and Kenneth M. Cohen, dated Exhibit 10.2 to the Registrant's
            May 7, 1996.                           Registration Statement on Form S-4,
                                                   Registration No. 333-10343, dated
                                                   September 12, 1996.
  10.3*+    General Release and Severance          Incorporated herein by reference to
            Agreement between the Registrant and   Exhibit 10.3 to the Registrant's
            Robert L. Widerkehr, dated July 31,    Registration Statement on Form S-4,
            1996.                                  Registration No. 333-10343, dated
                                                   September 12, 1996.
  10.4*+    1983 Stock Option Plan.                Incorporated herein by reference to
                                                   the Registrant's Registration
                                                   Statement on Form S-18, Registration
                                                   No. 2-83602, dated August 25, 1983.
10.4.1*+    First Amendment to 1983 Stock Option   Incorporated herein by reference to
            Plan.                                  Exhibit 10.4.1 to the Registrant's
                                                   Annual Report on Form 10-K for its
                                                   fiscal year ended March 31, 1988.
  10.5*+    1984 Stock Option Plan.                Incorporated herein by reference to
                                                   Exhibit 10.5 to the Registrant's
                                                   Registration Statement on Form S-1,
                                                   Registration No. 33-5292, dated July
                                                   16, 1986.
10.5.1*+    First and Second Amendments to 1984    Incorporated herein by reference to
            Stock Option Plan.                     Exhibit 10.5.1 to the Registrant's
                                                   Annual Report on Form 10-K for its
                                                   fiscal year ended March 31, 1988.
  10.6*+    1986 Stock Option Plan.                Incorporated herein by reference to
                                                   Exhibit 10.6 to the Registrant's
                                                   Registration Statement on Form S-1,
                                                   Registration No. 33-5292, dated July
                                                   16, 1986.
10.6.1*+    First Amendment to 1986 Stock Option   Incorporated herein by reference to
            Plan.                                  Exhibit 10.6.1 to the Registrant's
                                                   Annual Report on Form 10-K for its
                                                   fiscal year ended March 31, 1988.
  10.7*+    Employment Agreement between the       Incorporated herein by reference to
            Registrant and Paul A. Rosinack, dated Exhibit 10.7 to the Registrant's
            October 25, 1996.                      Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended March 31,
                                                   1997.

 EXHIBIT                    TITLE                             METHOD OF FILING
 -------    -------------------------------------- --------------------------------------
   10.8*+   Employment Agreement between the       Incorporated herein by reference to
            Registrant and Robert A. Behrens,      Exhibit 10.69 to the Registrant's
            dated as of March 6, 1998.             Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended March 31,
                                                   1998.
   10.21*   Distribution Agreement between Vedco,  Incorporated herein by reference to
            Inc. and the Registrant, dated October Exhibit 10.21 to the Registrant's
            15, 1986.                              Registration Statement on Form S-1,
                                                   Registration No. 33-5292, dated July
                                                   16, 1986.
  10.26*+   1987 Stock Option Plan.                Incorporated herein by reference to
                                                   Exhibit 28 to the Registrant's
                                                   Registration Statement on Form S-8,
                                                   Registration No. 33-15712, dated July
                                                   9, 1987.
10.26.1*+   First Amendment to 1987 Stock Option   Incorporated herein by reference to
            Plan.                                  Exhibit 10.26.1 to the Registrant's
                                                   Annual Report on Form 10-K for its
                                                   fiscal year ended March 31, 1988.
   10.34*   Single-Tenant Industrial Lease by the  Incorporated herein by reference to
            Registrant of Premises located at      Exhibit 10.34 to the Registrant's
            16420 Via Esprillo, San Diego,         Annual Report on Form 10-KSB for the
            California, dated as of May 1, 1996.   year ended December 31, 1996.
   10.36*   Marketing Agreement between the        Incorporated herein by reference to
            Registrant and Bio-Trends              Exhibit 10.36 to the Registrant's
            International, Inc., dated May 10,     Annual Report on Form 10-K for its
            1989.                                  fiscal year ended March 31, 1989.
 10.36.1*   Distribution Agreement between the     Incorporated herein by reference to
            Registrant and Bio-Trends              Exhibit 10.36.1 to the Registrant's
            International, Inc., dated February 7, Annual Report on Form 10-K for its
            1990.                                  fiscal year ended March 31, 1990.
 10.36.2*   Amendment to FeLV Distribution         Incorporated herein by reference to
            Agreement between the Registrant and   Exhibit 10.36.2 to the Registrant's
            Bio-Trends International, Inc., dated  Quarterly Report on Form 10-QSB for
            as of August 22, 1996.                 the quarterly period ended September
                                                   30, 1996.
 10.38.1*   Addendum to Distribution Agreement     Incorporated herein by reference to
            between the Registrant and Rhone-      Exhibit 10.38.1 to the Registrant's
            Merieux, dated April 11, 1996.         Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended September
                                                   30, 1996.
 10.38.2*   Second Addendum to Distribution        Incorporated herein by reference to
            Agreement between the Registrant and   Exhibit 10.38.2 to the Registrant's
            Rhone-Merieux, dated August 27, 1996.  Quarterly Report on Form 10-QSB for the quarterly period ended September
                                                   30, 1996.
   10.39*   Distribution Agreement between the     Incorporated herein by reference to
            Registrant and Bio-Trends              Exhibit 10.39 to the Registrant's
            International, Inc., dated August 1,   Annual Report on Form 10-K for its
            1990.                                  fiscal year ended March 31, 1991.
   10.41*   Agreement between the Registrant and   Incorporated herein by reference to
            Rhone Merieux, Inc., dated July 9,     Exhibit 7.01 to the Registrant's
            1992.                                  Current Report on Form 8-K dated July
                                                   23, 1992.

 EXHIBIT                    TITLE                             METHOD OF FILING
 -------    -------------------------------------- --------------------------------------
10.41.1*    Addendum to Agreement between the      Incorporated herein by reference to
            Registrant and Rhone Merieux, Inc.,    Exhibit 10.41.1 to the Registrant's
            dated August 22, 1996.                 Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended September
                                                   30, 1996.
 10.43*+    1991 Stock Option Plan, as amended     Incorporated herein by reference to
                                                   Exhibit 4.1 to the Registrant's
                                                   Registration Statement on Form S-8,
                                                   Registration No. 33-55992, dated
                                                   December 21, 1992.
  10.46*    Agreement Regarding Licensing,         Incorporated herein by reference to
            Development, Marketing and             Exhibit 10.46 to the Registrant's
            Manufacturing between the Registrant   Quarterly Report on Form 10-QSB for
            and Binax, Inc., dated as of June 30,  the quarter ended December 31, 1993.
            1993.
  10.47*    Amendment No. One to Agreement         Incorporated herein by reference to
            Regarding Licensing, Development,      Exhibit 10.47 to the Registrant's
            Marketing and Manufacturing between    Quarterly Report on Form 10-QSB for
            the Registrant and Binax, Inc., dated  the quarter ended December 31, 1993.
            December 9, 1993.
  10.48*    Amendment No. Two to Agreement         Incorporated herein by reference to
            Regarding Licensing, Development,      Exhibit 10.48 to the Registrant's
            Marketing and Manufacturing between    Annual Report on Form 10-KSB for the
            the Registrant and Binax, Inc., dated  year ended December 31, 1995.
            as of July 27, 1994.
 10.50*+    1995 Stock Option/Stock Issuance Plan, Incorporated herein by reference to
            as amended.                            Exhibit 10.50 to the Registrant's
                                                   Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended September
                                                   30, 1995.
 10.51*+    Form of Notice of Grant/Stock Option   Incorporated herein by reference to
            Agreement, as used under the 1995      Exhibit 99.2 to the Registrant's
            Stock Option/Stock Issuance Plan.      Registration Statement on Form S-8,
                                                   Registration No. 33-61103, dated July
                                                   17, 1995.
  10.52*    Contract Manufacturing Agreement,      Incorporated herein by reference to
            dated as of March 31, 1995.            Exhibit 10.48 to the Registrant's
                                                   Annual Report on Form 10-KSB for the
                                                   year ended December 31, 1995.
  10.53*    Distribution Agreement between the     Incorporated herein by reference to
            Registrant and Daiichi Pharmaceutical  Exhibit 10.53 to the Registrant's
            Co., Ltd., dated January 16, 1996      Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended March 31,
                                                   1996.
  10.54*    License Agreement between the          Incorporated herein by reference to
            Registrant and Engene Biotechnologies, Exhibit 10.54 to the Registrant's
            Inc., dated March 6, 1996.             Quarterly Report on Form 10-QSB for
                                                   the quarterly period ended March 31,
                                                   1996.
  10.55*    Research and Development Agreement     Incorporated herein by reference to
            between the Registrant and Engene      Exhibit 10.55 to the Registrant's
            Biotechnologies, Inc., dated March 6,  Quarterly Report on Form 10-QSB for
            1996.                                  the quarterly period ended March 31,
                                                   1996.

 EXHIBIT                   TITLE                             METHOD OF FILING
 -------   -------------------------------------- --------------------------------------
  10.56*   Scientific Advisor Agreement between   Incorporated herein by reference to
           the Registrant and J. Kevin Steele,    Exhibit 10.56 to the Registrant's
           dated March 6, 1996.                   Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended March 31,
                                                  1996.
  10.57*   Inducement Agreement between the       Incorporated herein by reference to
           Registrant and Engene Biotechnologies, Exhibit 10.57 to the Registrant's
           Inc., dated March 6, 1996.             Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended March 31,
                                                  1996.
 10.58*+   International Canine Genetics, Inc.    Incorporated herein by reference to
           Amended and Restated 1992 Stock Option Exhibit 99.1 to the Registrant's
           Plan.                                  Registration Statement on Form S-8,
                                                  Registration No. 333-18363, dated
                                                  December 20, 1996.
 10.59*+   Form of International Canine Genetics, Incorporated herein by reference to
           Inc. Grant of Nonstatutory Stock       Exhibit 99.2 to the Registrant's
           Option under the Amended and Restated  Registration Statement on Form S-8,
           1992 Stock Option Plan.                Registration No. 333-18363, dated
                                                  December 20, 1996.
 10.60*+   Form of International Canine Genetics, Incorporated herein by reference to
           Inc. Grant of Incentive Stock Option   Exhibit 99.3 to the Registrant's
           under the Amended and Restated 1992    Registration Statement on Form S-8,
           Stock Option Plan.                     Registration No. 333-18363, dated
                                                  December 20, 1996.
  10.61*   Patent and Know-How License Agreement  Incorporated herein by reference to
           Amdex A/S and the Registrant, dated    Exhibit 10.61 to the Registrant's
           August 29, 1996.                       Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended March 31,
                                                  1997.
  10.62*   License Agreement between American     Incorporated herein by reference to
           Home Products Corporation and the      Exhibit 10.62 to the Registrant's
           Registrant, dated August 16, 1996.     Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended March 31,
                                                  1997.
  10.63*   Supply Agreement between the           Incorporated herein by reference to
           Registrant and American Home Products  Exhibit 10.63 to the Registrant's
           Corporation, dated August 16, 1996.    Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended March 31,
                                                  1997.
  10.65*   Stock Restriction and Rights Agreement Incorporated herein by reference to
           between the Registrant and Rhone       Exhibit 10.65 to the Registrant's
           Merieux S.A.S., dated as of July 9,    Quarterly Report on Form 10-QSB for
           1997.                                  the quarterly period ended September
                                                  30, 1997.
  10.66*   Warrant Agreement between the          Incorporated herein by reference to
           Registrant and Banque Paribas, dated   Exhibit 10.66 to the Registrant's
           as of July 9, 1997.                    Quarterly Report on Form 10-QSB for
                                                  the quarterly period ended September
                                                  30, 1997.
  10.67*   Note Purchase Agreement By and Between Incorporated herein by reference to
           the Registrant and BioQuest Venture    Exhibit 99.1 to the Registrant's
           Leasing Partnership, L.P., dated as of Current Report on Form 8-K dated March
           March 6, 1998.                         6, 1998.

 EXHIBIT                   TITLE                             METHOD OF FILING
 -------   -------------------------------------- --------------------------------------
  10.68*   Convertible Promissory Note By the     Incorporated herein by reference to
           Registrant to BioQuest Venture Leasing Exhibit 99.2 to the Registrant's
           Partnership, L.P., dated March 6,      Current Report on Form 8-K dated March
           1998.                                  6, 1998.
  10.69*   Settlement Agreement, Stipulation to   Incorporated herein by reference to
           Settlement Order Under Seal, Release   Exhibit 10.70 to the Registrant's
           and License Between Barnes-Jewish      Quarterly Report on Form 10-QSB for
           Hospital and the Registrant, dated as  the quarterly period ended September
           of July 28, 1998.                      30, 1998.
     21    List of Subsidiaries.                  Filed herewith.
     23    Consent of Independent Accountants.    Filed herewith.
     27    Financial Data Schedule.               Filed herewith for electronic filing
                                                  purposes only.

--------
*  Incorporated by reference.
+  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                  SYNBIOTICS CORPORATION

                                       By /s/ Michael K. Green
                                          -------------------------------------
                                          Michael K. Green
                                          Vice President - Finance

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Kenneth M. Cohen                 Chief Executive Officer,        March 30, 1999
____________________________________ President and Director
Kenneth M. Cohen

/s/ Michael K. Green                 Chief Financial Officer         March 30, 1999
____________________________________
Michael K. Green

/s/ Keith A. Butler                  Chief Accounting Officer and    March 30, 1999
____________________________________ Corporate Controller
Keith A. Butler

/s/ Patrick Owen Burns               Director                        March 30, 1999
____________________________________
Patrick Owen Burns

/s/ James C. DeCesare                Director                        March 30, 1999
____________________________________
James C. DeCesare

/s/ Brenda D. Gavin                  Director                        March 30, 1999
____________________________________
Brenda D. Gavin

/s/ M. Blake Ingle                   Director                        March 30, 1999
____________________________________
M. Blake Ingle


/s/ Joseph Klein III                 Director                        March 30, 1999
____________________________________
Joseph Klein III


/s/ Donald E. Phillips               Director                        March 30, 1999
____________________________________
Donald E. Phillips

                                 EXHIBIT INDEX

 EXHIBIT NO. EXHIBIT
 ----------- -------
 2.2*        Purchase Agreement dated July 23, 1996 by and Among Synbiotics,
             ICG and S.R. One.
 2.3*        Amendment to Purchase Agreement dated September 7, 1996 by and
             Among Synbiotics, ICG and S.R. One.
 2.4*        Asset Purchase Agreement between Rhone Merieux, Inc. and the
             Registrant, dated May 14, 1997.
 2.4.1*      Amendment No. 1 to Asset Purchase Agreement between Rhone Merieux,
             Inc. and the Registrant, dated July 9, 1997
 2.4.2*      Amendment No. 2 to Asset Purchase Agreement between Rhone Merieux,
             Inc. and the Registrant, dated July 9, 1997.
 2.5*        Stock Purchase Agreement between Rhone Merieux S.A., Institut De
             Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the
             Registrant, dated May 14, 1997.
 2.5.1*      Amendment No. 1 to Stock Purchase Agreement between Rhone Merieux
             S.A.S., Institut De Selection Animale S.A., R.M.--Diagnostics
             S.A.S. and the Registrant, dated July 9, 1997.
 2.5.2*      Amendment No. 2 to Stock Purchase Agreement between Rhone Merieux
             S.A.S., Institut De Selection Animale S.A., R.M.--Diagnostics
             S.A.S. and the Registrant, dated July 9, 1997.
 2.6*        Agreement and Plan of Reorganization By and Among the Registrant,
             Prisma Acquisition Corp. and the Stockholders and an Optionholder
             of Prisma Acquisition Corp., dated as of February 27, 1998.
 2.7*        Agreement of Merger By and Between Prisma Acquisition Corp. and
             the Registrant, dated as of March 6, 1998.
 3.1*        Articles of Incorporation, as amended.
 3.1.1*      Certificate of Amendment of Articles of Incorporation, filed
             August 4, 1998.
 3.2*        Bylaws, as amended.
 4.1         Certificate of Determination of Series A Junior Participating
             Preferred Stock filed October 13, 1998.
 4.2*        Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior
             Participating Preferred Stock as Exhibit A, the form of Rights
             Certificate as Exhibit B and the Summary of Rights to Purchase
             Series A Preferred Shares as Exhibit C.
 4.3*        Credit Agreement among the Registrant, the Banks Named Herein and
             Banque Paribas as Agent, dated as of July 9, 1997.
 4.3.1*      Waiver and First Amendment to $15,000,000 Credit Agreement Among
             the Registrant, the Banks Named Therein and Banque Paribas, as
             Agent, dated March 6, 1998.
 10.1*       Lease of Premises by Registrant located at 11011 Via Frontera, San
             Diego, California, dated November 28, 1989.
 10.2*+      Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.
 10.3*+      General Release and Severance Agreement between the Registrant and
             Robert L. Widerkehr, dated July 31, 1996.
 10.4*+      1983 Stock Option Plan.

 EXHIBIT NO. EXHIBIT
 ----------- -------
 10.4.1*+    First Amendment to 1983 Stock Option Plan.
 10.5*+      1984 Stock Option Plan.
 10.5.1*+    First and Second Amendments to 1984 Stock Option Plan.
 10.6*+      1986 Stock Option Plan.
 10.6.1*+    First Amendment to 1986 Stock Option Plan.
 10.7*+      Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.
 10.8*+      Employment Agreement between the Registrant and Robert A. Behrens, dated as of March 6, 1998.
 10.21*      Distribution Agreement between Vedco, Inc. and the Registrant, dated October 15, 1986.
 10.26*+     1987 Stock Option Plan.
 10.26.1*+   First Amendment to 1987 Stock Option Plan.
 10.34*      Single-Tenant Industrial Lease by the Registrant of Premises
             located at 16420 Via Esprillo, San Diego, California, dated as of
             May 1, 1996.
 10.36*      Marketing Agreement between the Registrant and Bio-Trends
             International, Inc., dated May 10, 1989.
 10.36.1*    Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated February 7, 1990.
 10.36.2*    Amendment to FeLV Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated as of August 22, 1996.
 10.38.1*    Addendum to Distribution Agreement between the Registrant and
             Rhone-Merieux, dated April 11, 1996.
 10.38.2*    Second Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated August 27, 1996.
 10.39*      Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated August 1, 1990.
 10.41*      Agreement between the Registrant and Rhone Merieux, Inc., dated
             July 9, 1992.
 10.41.1*    Addendum to Agreement between the Registrant and Rhone Merieux,
             Inc., dated August 22, 1996.
 10.43*+     1991 Stock Option Plan, as amended
 10.46*      Agreement Regarding Licensing, Development, Marketing and
             Manufacturing between the Registrant and Binax, Inc., dated as of
             June 30, 1993.
 10.47*      Amendment No. One to Agreement Regarding Licensing, Development,
             Marketing and Manufacturing between the Registrant and Binax,
             Inc., dated December 9, 1993.
 10.48*      Amendment No. Two to Agreement Regarding Licensing, Development,
             Marketing and Manufacturing between the Registrant and Binax,
             Inc., dated as of July 27, 1994.
 10.50*+     1995 Stock Option/Stock Issuance Plan, as amended.
 10.51*+     Form of Notice of Grant/Stock Option Agreement, as used under the
             1995 Stock Option/Stock Issuance Plan.

 EXHIBIT NO. EXHIBIT
 ----------- -------
 10.52*      Contract Manufacturing Agreement, dated as of March 31, 1995.
 10.53*      Distribution Agreement between the Registrant and Daiichi
             Pharmaceutical Co., Ltd., dated January 16, 1996.
 10.54*      License Agreement between the Registrant and Engene
             Biotechnologies, Inc., dated March 6, 1996.
 10.55*      Research and Development Agreement between the Registrant and
             Engene Biotechnologies, Inc., dated March 6, 1996.
 10.56*      Scientific Advisor Agreement between the Registrant and J. Kevin
             Steele, dated March 6, 1996.
 10.57*      Inducement Agreement between the Registrant and Engene
             Biotechnologies, Inc., dated March 6, 1996.
 10.58*+     International Canine Genetics, Inc. Amended and Restated 1992
             Stock Option Plan.
 10.59*+     Form of International Canine Genetics, Inc. Grant of Nonstatutory
             Stock Option under the Amended and Restated 1992 Stock Option
             Plan.
 10.60*+     Form of International Canine Genetics, Inc. Grant of Incentive
             Stock Option under the Amended and Restated 1992 Stock Option
             Plan.
 10.61*      Patent and Know-How License Agreement Amdex A/S and the
             Registrant, dated August 29, 1996.
 10.62*      License Agreement between American Home Products Corporation and the Registrant, dated August 16, 1996.
 10.63*      Supply Agreement between the Registrant and American Home Products
             Corporation, dated August 16, 1996.
 10.65*      Stock Restriction and Rights Agreement between the Registrant and
             Rhone Merieux S.A.S., dated as of July 9, 1997.
 10.66*      Warrant Agreement between the Registrant and Banque Paribas, dated as of July 9, 1997.
 10.67*      Note Purchase Agreement By and Between the Registrant and BioQuest
             Venture Leasing Partnership, L.P., dated as of March 6, 1998.
 10.68*      Convertible Promissory Note By the Registrant to BioQuest Venture
             Leasing Partnership, L.P., dated March 6, 1998.
 10.69*      Settlement Agreement, Stipulation to Settlement Order Under Seal,
             Release and License Between Barnes-Jewish Hospital and the
             Registrant, dated as of July 28, 1998.
 21          List of Subsidiaries.
 23          Consent of Independent Accountants.
 27          Financial Data Schedule (for electronic filing purposes only).

--------
*  Incorporated by reference.
+  Management contract or compensatory plan or arrangement.