Form 10QSB
period 1999-03-31
SYNBIOTICS CORP
filed 1999-05-14
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              __________________

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


As of April 30, 1999, 9,021,338 shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

================================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                                                PAGE
                                                                                                ----
PART I.        Condensed Consolidated Statement of Operations and Comprehensive Income -
                Three months ended March 31, 1999 and 1998                                        3

               Condensed Consolidated Balance Sheet -
                March 31, 1999 and December 31, 1998                                              4

               Condensed Consolidated Statement of Cash Flows -
                 Three months ended March 31, 1999 and 1998                                       5

               Notes to Condensed Consolidated Financial Statements                               6

               Management's Discussion and Analysis or Plan of Operation                         10

PART II.       Other Information                                                                 17

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                                      --------
                                                1999         1998
                                                ----         ----
Revenues:
 Net sales                                   $ 9,390,000  $ 8,801,000
 License fees                                  1,453,000
 Royalties                                         3,000       74,000
                                             -----------  -----------

                                              10,846,000    8,875,000
                                             -----------  -----------
Operating expenses:
 Cost of sales                                 4,080,000    4,046,000
 Research and development                        560,000      521,000
 Selling and marketing                         2,018,000    1,591,000
 General and administrative                    1,414,000    1,239,000
                                             -----------  -----------

                                               8,072,000    7,397,000
                                             -----------  -----------

Income from operations                         2,774,000    1,478,000

Other income (expense):
 Interest, net                                  (327,000)    (258,000)
                                             -----------  -----------

Income before income taxes                     2,447,000    1,220,000

Provision for income taxes                     1,079,000      530,000
                                             -----------  -----------

Income before extraordinary item               1,368,000      690,000

Early extinguishment of debt, net of tax         116,000
                                             -----------  -----------

Net income                                     1,484,000      690,000

Cumulative translation adjustment               (904,000)    (247,000)
                                             -----------  -----------

Comprehensive income                         $   580,000  $   443,000
                                             ===========  ===========

Basic income per share:
 Income from continuing operations           $       .15  $       .08
 Early extinguishment of debt, net of tax            .01
                                             -----------  -----------

 Net income                                  $       .16  $       .08
                                             ===========  ===========

Diluted income per share:
 Income from continuing operations           $       .14  $       .07
 Early extinguishment of debt, net of tax            .01
                                             -----------  -----------

 Net income                                  $       .15  $       .07
                                             ===========  ===========


    See accompanying notes to condensed consolidated financial statements.

          --------------------

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                 (unaudited)      (audited)
ASSETS
Current assets:
 Cash and equivalents                                                            $  5,914,000   $  4,357,000
 Securities available for sale                                                      1,372,000      1,613,000
 Accounts receivable                                                                5,388,000      4,135,000
 Inventories                                                                        5,669,000      5,179,000
 Deferred tax assets                                                                  399,000        341,000
 Other current assets                                                                 691,000        820,000
                                                                                 ------------   ------------

   Total current assets                                                            19,433,000     16,445,000
Property and equipment, net                                                         1,998,000      1,774,000
Goodwill                                                                           12,920,000     13,372,000
Deferred tax assets                                                                 6,917,000      7,873,000
Deferred debt issuance costs                                                          605,000        653,000
Other assets                                                                        4,938,000      5,329,000
                                                                                 ------------   ------------
                                                                                 $ 46,811,000   $ 45,446,000
                                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                           $  6,725,000   $  5,217,000
 Current portion of long-term debt                                                  1,000,000      2,000,000
 Income taxes payable                                                                 184,000
                                                                                 ------------   ------------

   Total current liabilities                                                        7,909,000      7,217,000
                                                                                 ------------   ------------

Long-term debt                                                                      6,512,000      6,716,000
Other liabilities                                                                   1,398,000      1,369,000
                                                                                 ------------   ------------

                                                                                    7,910,000      8,085,000
                                                                                 ------------   ------------
Mandatorily redeemable common stock                                                 2,317,000      2,287,000
                                                                                 ------------   ------------

Non-mandatorily redeemable common stock and other shareholders' equity:
Common stock, no par value, 24,800,000 shares authorized,
   8,352,000 and 8,246,000 shares issued and outstanding at
   March 31, 1999 and December 31, 1998                                            38,401,000     38,134,000
 Common stock warrants                                                              1,003,000      1,003,000
 Accumulated other comprehensive income                                              (408,000)       496,000
 Accumulated deficit                                                              (10,321,000)   (11,776,000)
                                                                                 ------------   ------------
   Total non-mandatorily redeemable common stock and
    other shareholders' equity                                                     28,675,000     27,857,000
                                                                                 ------------   ------------

                                                                                 $ 46,811,000   $ 45,446,000
                                                                                 ============   ============

    See accompanying notes to condensed consolidated financial statements.

          --------------------

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        --------
                                                                   1999          1998
                                                                   ----          ----
Cash flows from operating activities:
 Net income                                                    $ 1,484,000   $   690,000
 Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                  608,000       534,000
    Early extinguishment of debt                                  (200,000)
    Changes in assets and liabilities:
      Accounts receivable                                       (1,253,000)   (1,454,000)
      Inventories                                                 (490,000)      638,000
      Deferred taxes                                               898,000       493,000
      Other assets                                                 543,000      (149,000)
      Accounts payable and accrued expenses                      1,637,000       496,000
      Income taxes payable                                         184,000        23,000
      Other liabilities                                             29,000
                                                              ------------  ------------
Net cash provided by operating activities                        3,440,000     1,271,000
                                                              ------------  ------------
Cash flows from investing activities:
 Acquisition of property and equipment                            (308,000)     (212,000)
 Proceeds from sale of securities available for sale               241,000       414,000
                                                              ------------  ------------
Net cash (used for) provided by investing activities               (67,000)      202,000
                                                              ------------  ------------

Cash flows from financing activities:
 Payments of long-term debt                                     (1,050,000)    (250,000)
 Mandatorily redeemable common stock issuance costs                             (16,000)
 Proceeds from issuance of common stock, net                       138,000      (66,000)
                                                              ------------  -----------
Net cash (used for) financing activities                          (912,000)    (332,000)
                                                              ------------  -----------
Net increase in cash and equivalents                             2,461,000    1,141,000

Effect of exchange rates on cash                                  (904,000)    (247,000)

Cash and equivalents - beginning                                 4,357,000    2,190,000
                                                              ------------  -----------
Cash and equivalents - end of period                          $  5,914,000  $ 3,084,000
                                                              ============  ===========

    See accompanying notes to condensed consolidated financial statements.

          --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and comprehensive income and of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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


NOTE 2 - EXTRAORDINARY ITEM:

In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the March 1998 acquisition of Prisma Acquisition Corp., which was due in March 1999, for $800,000. As a result, the Company recognized a $200,000 extraordinary gain upon early extinguishment of the debt, which was recorded net of income taxes totalling $84,000.


NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                  MARCH 31,     DECEMBER 31,
                                                    1999           1998
                                                    ----           ----

Raw materials                                  $  2,265,000    $  2,219,000
Work in process                                     839,000         904,000
Finished goods                                    2,565,000       2,056,000
                                               ------------    ------------
                                               $  5,669,000    $  5,179,000
                                               ============    ============

          --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER SHARE:

The following is a reconciliation of net income and share amounts used in the computations of earnings per share:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                         ----            ----
                                                                     (unaudited)     (unaudited)
Basic net income used:
 Income from continuing operations                                   $  1,368,000    $    690,000

 Less accretion of mandatorily redeemable common stock                    (31,000)        (36,000)
                                                                     ------------    ------------
 Income from continuing operations used in computing
   basic income from continuing operations per share                    1,337,000         654,000

 Early extinguishment of debt, net of tax                                 116,000
                                                                     ------------    ------------

 Net income used in computing basic net income per share             $  1,453,000    $    654,000
                                                                     ============    ============

Diluted net income used:
 Income from continuing operations                                   $  1,368,000    $    690,000

 Less accretion of mandatorily redeemable common stock                    (31,000)        (36,000)

 Add interest upon assumed conversion of debt                                               2,000
                                                                     ------------    ------------
 Income from continuing operations used in computing
   diluted income from continuing operations per share                  1,337,000         656,000

 Early extinguishment of debt, net of tax                                 116,000
                                                                     ------------    ------------

 Net income used in computing diluted net income per share           $  1,453,000    $    656,000
                                                                     ============    ============

          --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                        ----            ----
                                                                    (unaudited)     (unaudited)
Shares used:
 Weighted average common shares outstanding used in computing
   basic income per share                                              8,920,000       8,414,000

 Weighted average options and warrants to purchase common stock
   as determined by application of the treasury method                   349,000         444,000

 Weighted average shares of common stock issued upon assumed
   conversion of debt                                                                    321,000
                                                                    ------------    ------------
 Shares used in computing diluted income per share                     9,269,000       9,179,000
                                                                    ============    ============

Warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net income per share for the three months ended March 31, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods.


NOTE 5 - SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells both diagnostic and vaccine products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic and vaccine products:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1999            1998
                                                      ----            ----
                                                  (unaudited)     (unaudited)

Diagnostics                                       $  7,632,000    $  7,191,000
Vaccines                                             1,758,000       1,610,000
                                                  ------------    ------------
                                                  $  9,390,000    $  8,801,000
                                                  ============    ============

          --------------------

SYNBIOTICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The following are revenues and long-lived asset information by geographic area:


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1999            1998
                                                    ----            ----
                                                (unaudited)     (unaudited)

Revenues:
 United States                                  $  6,332,000    $  6,283,000
 France                                            1,404,000       1,622,000
 Other foreign countries                           1,654,000         896,000
                                                ------------    ------------
                                                $  9,390,000    $  8,801,000
                                                ============    ============


                                                   MARCH 31,    DECEMBER 31,
                                                      1999          1998
                                                      ----          ----
                                                  (unaudited)     (audited)

Long-lived assets:
 United States                                  $ 15,189,000    $ 13,038,000
 France                                            5,272,000       8,090,000
                                                ------------    ------------
                                                $ 20,461,000    $ 21,128,000
                                                ============    ============

The Company had sales to one customer totalling $1,806,000 during the three months ended March 31, 1999. During the three months ended March 31, 1998, sales to two customers totalled $3,035,000.

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

No Assurance that Acquired Businesses Can Be Successfully Combined
------------------------------------------------------------------

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma Acquisition Corp. ("Prisma"), the 1997 acquisition of the veterinary diagnostics business of Synbiotics Europe SAS ("SBIO-E"), the 1996 acquisition of the business of International Canine Genetics, Inc. ("ICG"), or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which Synbiotics has no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon Synbiotics' business, results of operations or financial condition, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

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

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Due to the settlement with Barnes-Jewish Hospital of St. Louis (the "Hospital"), the Company incurred a loss of $1,911,000 for 1998. Synbiotics has incurred a consolidated accumulated deficit of $10,321,000 at March 31, 1999, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets.

Reliance on Third Party Manufacturers
-------------------------------------

Certain of Synbiotics' products (including its ICT Gold(TM), VetRED(R) and WITNESS(R) diagnostic kits and all of its vaccines) are, and certain anticipated new products are expected to be, manufactured by third parties under the terms of distribution and/or manufacturing agreements. The ICT Gold, VetRED(R) and WITNESS(R) products and feline leukemia virus vaccine are licensed to Synbiotics by their respective outside manufacturers. In the event that these third parties are unable (due to operational, licensing, financial or other reasons) to supply Synbiotics with sufficient finished products capable of being sold in Synbiotics' markets, Synbiotics would suffer significant disruption of its business. Synbiotics has the right, under certain circumstances, pursuant to the agreements to use alternate manufacturing sources. In some circumstances, however, the Company would lack such a right.

In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), Synbiotics' supplier of feline leukemia virus ("FeLV") vaccine, declared Synbiotics' previously exclusive worldwide rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by Synbiotics. Synbiotics has filed an arbitration action against Bio-Trends, seeking a declaration that its rights remain exclusive. An arbitrator has scheduled the hearing in the action for May 1999. In addition, in February 1999, Binax, Inc. ("Binax"), the licensor and manufacturer of the ICT Gold products, purported to invoke a contract clause, based on number of products marketed, which could conceivably result in Synbiotics losing the right to sell the products. Synbiotics has denied that Binax is entitled to invoke the clause, but has entered into negotiations with Binax regarding the reversion of certain license rights. In the event that Synbiotics were to lose its right to sell these products, management believes that the Company would be able to replace most of the lost sales with sales of its other canine heartworm diagnostic and FeLV diagnostic products. Binax has indicated that it does not propose to deprive Synbiotics of the right to sell the ICT Gold(TM) canine heartworm diagnostic product.

In addition, Synbiotics' sales of FeLV vaccine to Merial Animal Health and other distributors for resale in Europe will be at risk unless Bio-Trends obtains European Union regulatory approvals for its manufacturing facilities. Loss of these sales would have a material adverse effect on Synbiotics' profitability.

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

Sales and Marketing
-------------------

The Company's product distribution strategy results in a large percentage of sales being to only a few customers. During the year ended December 31, 1998,
sales to two distributors totalled 33% of the Company's net sales.    One of
these distributors is a co-op with which Synbiotics ceased doing business in the second quarter of 1999. In addition, SBIO-E's small animal products are presently sold primarily through distributors (although the Company is expanding its telesales and direct sales capabilities), while its large animal products are sold directly to laboratories. (Small animals mean pet dogs and cats; large animals mean farm animals.) There can be no assurance that Synbiotics will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance of its products. To the extent Synbiotics enters into distributor arrangements, any revenues received by Synbiotics will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. IDEXX Laboratories' requirement that its distributors not carry the products of competitors such as Synbiotics has induced certain distributors to stop doing business with Synbiotics in order to carry IDEXX products instead. Synbiotics adopted a somewhat similar policy in the second quarter of

1999, which caused some distributors to abandon the Synbiotics product line. In addition, Synbiotics' sales of products, on a private-label basis, toward the over-the-counter market may cause an adverse reaction among Synbiotics' regular distributor and veterinarian customers.

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

In July 1997, the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of SBIO-E. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent. Through March 31, 1999, the Company had repaid $1,750,000 of principal on the loans and had an outstanding principal balance on the loans of $8,250,000 as of March 31, 1999.

Seasonality
-----------

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the first half of the year, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality has been somewhat reduced by the SBIO-E operations, which is relatively less seasonal. Increased sales of the Prisma instruments and supplies would also reduce seasonality.

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

There can be no assurance that Synbiotics will be issued any additional patents or that, if any patents are issued, they will provide Synbiotics with significant protection or will not be challenged. Even if such patents are enforceable, Synbiotics anticipates that any attempt to enforce its patents would be time consuming and costly. Synbiotics is currently suing Heska Corporation ("Heska") for infringing Synbiotics' canine heartworm patent, and Heska has countersued seeking to invalidate the patent. In the event that Synbiotics were to lose its lawsuit against Heska, management believes its only direct liability would be its out-of-pocket legal expenses. Although Heska's counterclaim does not include a claim for damages, if Synbiotics were to lose on Heska's counterclaim, the Company could face additional competition for its canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating Synbiotics' patented technology. Moreover, the laws of some foreign countries do not protect Synbiotics' proprietary rights in its products to the same extent as do the laws of the United States.

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

Government Regulation
---------------------

Synbiotics' business is subject to substantial regulation by the United States government, most notably the United States Department of Agriculture, and France. In addition, Synbiotics' operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to Synbiotics' business. There can be no assurance that Synbiotics will be found in compliance with any of the various regulations to which it is subject.

For marketing outside the United States, Synbiotics and its suppliers are subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that Synbiotics and its suppliers will meet and sustain compliance with any such requirements. In particular, Synbiotics' sales of feline leukemia virus vaccine to Merial Animal Health and other distributors for resale in Europe will be at risk unless Bio-Trends, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

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

Hazardous Materials
-------------------

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 increased by $589,000 or 7% over the first quarter of 1998. The increase in net sales is due to a net increase in the overall sales of diagnostic products of $440,000 and an increase in vaccine product sales of $149,000. The increase in the sales of diagnostic products is due to an increase in canine heartworm diagnostics sales of 9% and an increase in feline diagnostics sales of 8%. The increased canine heartworm diagnostics sales were due to increases in the sales of rapid canine heartworm diagnostic tests, resulting from the success of the Company's WITNESS(R) product (which was introduced in the U.S. in the third quarter of 1998), and further increases in DiroCHEK(R) sales; however, the Company's sales of its canine heartworm diagnostic products have been impacted by increased competition. The increase in feline diagnostic sales was due to a full quarter of sales of the Company's WITNESS(R) FeLV diagnostic test which was introduced at the end of the first quarter of 1998, offset by a decrease in the sales of the Company's feline heartworm diagnostic test which was launched in the first quarter of 1998. The increase in companion animal diagnostic sales was offset by decreases in large animal diagnostic sales for SBIO-E of 14% due to the non-recurrence of one-time sales in the first quarter of 1998 relating to the changing of distribution partners. These one-time sales of approximately $800,000 in the first quarter of 1998 were also at reduced prices which negatively impacted gross margins during the first quarter of 1998. The increased vaccine sales reflected an increase of 69% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial Animal Health, our OEM customer), offset by a 6% decrease in sales of vaccines to private label partners. The Company's instrument business, which was acquired in March 1998, contributed 3% of sales for the first quarter of 1999.

Overall, net sales in countries other than the U.S. and France in the first quarter of 1999 increased by $758,000 or 84% over the first quarter of 1998, reflecting the transition of SBIO-E's strategy from distribution to direct sales.

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

The cost of sales as a percentage of net sales was 43% during the first quarter of 1999 compared to 46% during the first quarter of 1998 (i.e., gross margin increased to 57% from 54%). The higher gross margin is a direct result of two factors: i) a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) SBIO-E's sales of its large animal diagnostic products during the first quarter of 1999 carried higher margins than those during the first quarter of 1998 as a result of one-time sales in the first quarter of 1998, relating to the changing of distribution partners, of approximately $800,000 which were at reduced prices and which negatively impacted gross margins. The Company's domestic sales (i.e., exclusive of the SBIO-E sales), during the first quarter of 1999 and 1998 had a 56% gross margin. A significant portion of the Company's manufacturing costs are fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas WITNESS(R), ICT GOLD HW, VetRED(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers.

In March 1999, the Company amended (effective July 1, 1998) its FeLV vaccine supply agreement with Merial. Since 1992, Synbiotics has supplied Bio-Trends-manufactured FeLV vaccine to Merial in the United States. This has included shipments to Merial at Synbiotics' cost, while Merial has paid a royalty to Synbiotics on Merial's sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash (which the Company recorded as a one-time license fee in the first quarter of 1999), the revised supply agreement broadens Merial U.S. distribution rights (which had been an area of ongoing discussions) and eliminates the royalty. In addition, the Company and Merial will seek to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. The FeLV vaccine sales to Merial for U.S. resale totalled $2,029,000 and $1,309,000 during 1998 and 1997, respectively. If Merial buys its FeLV vaccine for U.S. resale from Bio-Trends instead of from Synbiotics, Synbiotics will lose net sales but have a relatively higher overall gross margin. In the meantime, Synbiotics will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for U.S. resale. Synbiotics' sales of its own VacSyn and other FeLV-labeled vaccine products, its sales of Bio-Trends supplied FeLV vaccine to Merial S.A. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and Synbiotics are not affected by this amendment.

Research and development expenses during the first quarter of 1999 increased $39,000 or 7% over the first quarter of 1998. The increase is primarily due to an increase in personnel costs resulting from the March 1998 acquisition of Prisma, offset by a decrease in external research and development projects. Research and development expenses as a percentage of net sales were 6% during the first quarters of 1999 and 1998. The Company expects its research and development expenses to increase during the remainder of 1999 due to further development of Prisma's product line.

Selling and marketing expenses during the first quarter of 1999 increased by
$427,000 or 27% over the first quarter of 1998.    The increase is due primarily
to the addition of an outbound telemarketing group during the third quarter of 1998, increased royalties due to the 1998 introduction of the WITNESS/(R)/ products, an increase in the field sales force during the fourth quarter of 1998 and an increase in promotional programs. Selling and marketing expenses as a percentage of net sales were 21% and 18% during the first quarter of 1999 and 1998, respectively.

The Company has experienced increased competition in certain of its U.S. distribution channels. In addition to the previously announced patent infringement lawsuit, the Company has significantly revised some of its distribution strategies and policies, arising primarily from Heska's attempt to launch a canine heartworm diagnostic product, and continues to increase its own marketing capabilities. The Company will continue to increase its investment in sales and marketing to expand its field sales force, its telemarketing effort. Sales to U.S. distributors accounted for 33%, 47% and 50% of first quarter net sales during 1999, 1998 and 1997, respectively. In the second quarter of 1999, the Company decided to require its full-line distributors to carry its heartworm diagnostics exclusively. As a result of this policy, the Company and several of its U.S. distributors terminated their relationship in the second quarter of 1999. The Company believes that its remaining exclusive distributors, coupled with its own marketing efforts, may be able to substantially mitigate the sales lost from the terminated distribution arrangements.

General and administrative expenses during the first quarter of 1999 increased by $175,000 or 14% over the first quarter of 1998. The increase is due primarily to an increase in personnel costs resulting from the March 1998 acquisition of Prisma. General and administrative expenses as a percentage of net sales were 15% during the first quarters of 1999 and 1998.

Royalty income during the first quarter of 1999 decreased $71,000 or 96% from the first quarter of 1999. As a result of the amended supply agreement with Merial (see above), the Company will no longer receive royalties beginning in 1999. Royalty income totalled $317,000 and $332,000 during 1998 and 1997, respectively.

Net interest expense during the first quarter of 1999 increased by $69,000 over the first quarter 1998 due to a higher number of days of interest expense related to the debt incurred to a form stockholder of Prisma and increasing amortization of debt issuance costs and debt discount, incurred in conjunction with the acquisition of SBIO-E.

The combined effective tax rate was 44% during the first quarter of 1999 as compared to 43% during the first quarter of 1998. The increase in the effective rate is due primarily to an increase in state income tax expense resulting from certain states' taxes being calculated on net worth rather than net income.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $11,524,000 at March 31, 1999, are sufficient to meet its current working capital needs and service the debt related to the acquisition of SBIO-E through 1999. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of March 31, 1999, the Company had outstanding principal balances on its Banque Paribas debt of $8,250,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on its revolving line of credit. In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $200,000 extraordinary gain, which was recorded, net of income taxes totalling $84,000, during the first quarter of 1999.

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

The Company has determined that the financial systems used in its U.S. operations are not year 2000 compliant. Although the software manufacturer has provided the necessary software to make the systems year 2000 compliant, the Company has also determined that its current information system is inadequate to meet its growth goals and objectives. The Company selected an enterprise resource planning system, and began implementation of the new system in March 1999. The total cost of the new system (including software, hardware and implementation) is expected to be approximately $1,000,000, for which the Company has obtained lease financing. The new system is year 2000 compliant.

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



                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS:
          ------------------

No material changes.


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

None.


ITEM 5.   OTHER INFORMATION:
          ------------------

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

     (a)  Exhibits
          --------

           4.3.2 Waiver and Second Amendment to $15,000,000 Credit Agreement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, dated January 12, 1999.

          10.9 Employment Contract between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1999/+/.

          10.41.2 Third Amendment to Distribution Agreement between the Registrant and Merial Limited, dated as of July 1, 1998.

          27 Financial Data Schedule (for electronic filing purposes only).

          __________________

          +    Management contract.

     (b)  Reports on Form 8-K
          -------------------

          None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           SYNBIOTICS CORPORATION


Date:  May 14, 1999        /s/ Michael K. Green
                           ---------------------------------------------
                           Michael K. Green
                           Vice President of Finance and Chief Financial Officer
                           (signing both as a duly authorized officer and as
                           principal financial officer)

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

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------

4.3.2 Waiver and Second Amendment to $15,000,000 Credit Agreement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, dated January 12, 1999.

10.9 Employment Contract between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1999/+/.

10.41.2 Third Amendment to Distribution Agreement between the Registrant and Merial Limited, dated as of July 1, 1998.

27             Financial Data Schedule (for electronic filing purposes only).

__________________

+    Management contract.