Form 10QSB
period 1999-06-30
SYNBIOTICS CORP
filed 1999-08-16
CIK 719483

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                  FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

         [_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11303

                            SYNBIOTICS CORPORATION
       (Exact name of small business issuer as specified in its charter)

                CALIFORNIA                                      95-3737816
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

            11011 VIA FRONTERA
          SAN DIEGO, CALIFORNIA                                   92127
(Address of principal executive offices)                       (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (858) 451-3771

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]      No [_]

As of August 11, 1999, 9,188,595 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]      No [X]

================================================================================

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                                             PAGE
                                                                                             ----
PART I.    Condensed Consolidated Statement of Operations and Comprehensive Income -
              Three and six months ended June 30, 1999 and 1998                                3

           Condensed Consolidated Balance Sheet -
               June 30, 1999 and December 31, 1998                                             4

           Condensed Consolidated Statement of Cash Flows -
               Six months ended June 30, 1999 and 1998                                         5

           Notes to Condensed Consolidated Financial Statements                                6

           Management's Discussion and Analysis or Plan of Operation                           9

PART II.   Other Information                                                                  16

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
         --------------------

SYNBIOTICS CORPORATION
Condensed Consolidated Statement of Operations and Comprehensive
----------------------------------------------------------------
 Income (unaudited)
 ------------------

                                                        Three Months Ended June 30,                Six Months Ended June 30,
                                                    -----------------------------------       -----------------------------------
                                                        1999                1998                 1999                 1998
                                                    --------------      ---------------       --------------      ---------------
Revenues:
     Net sales                                      $    8,336,000      $     8,936,000       $   17,726,000       $   17,737,000
     License fees                                            5,000                                 1,458,000
     Royalties                                               2,000               65,000                5,000              139,000
                                                    --------------      ---------------       --------------       --------------
                                                         8,343,000            9,001,000           19,189,000           17,876,000
                                                    --------------      ---------------       --------------       --------------
Operating expenses:
     Cost of sales                                       3,409,000            3,859,000            7,486,000            7,905,000
     Research and development                              576,000              592,000            1,136,000            1,113,000
     Selling and marketing                               1,782,000            1,572,000            3,800,000            3,163,000
     General and administrative                          1,401,000              880,000            2,816,000            2,119,000
     Patent litigation settlement                                             4,601,000                                 4,601,000
                                                    --------------      ---------------       --------------       --------------
                                                         7,168,000           11,504,000           15,238,000           18,901,000
                                                    --------------      ---------------       --------------       --------------

Income (loss) from operations                            1,175,000           (2,503,000)           3,951,000           (1,025,000)

Other income (expense):
     Interest, net                                        (286,000)            (258,000)            (613,000)            (515,000)
                                                    --------------      ---------------       --------------       --------------
Income (loss) before income taxes                          889,000           (2,761,000)           3,338,000           (1,540,000)

Provision for (benefit from) income taxes                  488,000           (1,148,000)           1,568,000             (618,000)
                                                    --------------      ---------------       --------------       --------------
Income before extraordinary item                           401,000           (1,613,000)           1,770,000             (922,000)

Early extinguishment of debt, net of tax                                                             116,000
                                                    --------------      ---------------       --------------       --------------
Net income (loss)                                          401,000           (1,613,000)           1,886,000             (922,000)

Cumulative translation adjustment                         (350,000)             188,000           (1,254,000)             (60,000)
                                                    --------------      ---------------       --------------       --------------
Comprehensive income (loss)                         $       51,000      $    (1,425,000)      $      632,000       $     (982,000)
                                                    ==============      ===============       ==============       ==============

Basic income (loss) per share:
     Income (loss) from continuing operations       $         0.04      $         (0.19)      $         0.19       $        (0.12)
     Early extinguishment of debt, net of tax                                                          0.01
                                                    --------------      ---------------       --------------       --------------
     Net income (loss)                              $         0.04      $         (0.19)      $         0.20       $        (0.12)
                                                    ==============       ==============       ==============       ==============

Diluted income (loss) per share:
     Income (loss) from continuing operations       $         0.04      $         (0.19)      $         0.18       $        (0.12)
     Early extinguishment of debt, net of tax                                                          0.01
                                                    --------------      ---------------       --------------       --------------
     Net income (loss)                              $         0.04      $         (0.19)      $         0.19       $        (0.12)
                                                    ==============       ==============       ==============       ==============


    See accompanying notes to condensed consolidated financial statements.

         --------------------

SYNBIOTICS CORPORATION
Condensed Consolidated Balance Sheet
------------------------------------

                                                                                               June 30,            December 31,
                                                                                                1999                  1998
                                                                                             -------------        ---------------
                                                                                              (unaudited)            (audited)
Assets
Current assets:
     Cash and equivalents                                                                   $     5,610,000       $     4,357,000
     Securities available for sale                                                                1,384,000             1,613,000
     Accounts receivable                                                                          5,075,000             4,135,000
     Inventories                                                                                  5,620,000             5,179,000
     Deferred tax assets                                                                            323,000               341,000
     Other current assets                                                                           684,000               820,000
                                                                                            ---------------       ---------------

     Total current assets                                                                        18,696,000            16,445,000

Property and equipment, net                                                                       1,963,000             1,774,000
Goodwill                                                                                         12,603,000            13,372,000
Deferred tax assets                                                                               6,581,000             7,873,000
Deferred debt issuance costs                                                                        551,000               653,000
Other assets                                                                                      4,675,000             5,329,000
                                                                                            ---------------       ---------------
                                                                                            $    45,069,000       $    45,446,000
                                                                                            ===============       ===============

Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                                  $     4,255,000       $     5,217,000
     Current portion of long-term debt                                                            1,000,000             2,000,000
     Income taxes payable                                                                           257,000
                                                                                            ---------------       ---------------
     Total current liabilities                                                                    5,512,000             7,217,000
                                                                                            ---------------       ---------------
Long-term debt                                                                                    6,314,000             6,716,000
Other liabilities                                                                                 1,428,000             1,369,000
                                                                                            ---------------       ---------------
                                                                                                  7,742,000             8,085,000
                                                                                            ---------------       ---------------
Mandatorily redeemable common stock                                                               2,349,000             2,287,000
                                                                                            ---------------       ---------------
Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
       8,548,000 and 8,246,000 shares issued and outstanding at
       June 30, 1999 and December 31, 1998                                                       39,172,000            38,134,000
     Common stock warrants                                                                        1,003,000             1,003,000
     Accumulated other comprehensive income                                                        (758,000)              496,000
     Accumulated deficit                                                                         (9,951,000)          (11,776,000)
                                                                                            ---------------       ---------------
     Total non-mandatorily redeemable common stock and other shareholders' equity                29,466,000            27,857,000
                                                                                            ---------------       ---------------
                                                                                            $    45,069,000       $    45,446,000
                                                                                            ===============       ===============

          See accompanying notes to condensed consolidated financial statements.

         --------------------

SYNBIOTICS CORPORATION
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                                           Six Months Ended June 30,
                                                                                         -----------------------------
                                                                                             1999             1998
                                                                                         -----------      ------------
Cash flows from operating activities:
Net income                                                                               $ 1,886,000      $  (922,000)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                         1,231,000          929,000
     Early extinguishment of debt                                                           (200,000)
     Changes in assets and liabilities:
        Account receivable                                                                  (940,000)      (1,680,000)
        Inventories                                                                         (441,000)         (15,000)
        Deferred taxes                                                                     1,309,000         (664,000)
        Other assets                                                                         658,000         (177,000)
        Accounts payable and accrued expenses                                               (246,000)         833,000
        Income taxes payable                                                                 306,000          (91,000)
        Other liabilities                                                                     59,000        3,922,000
                                                                                         -----------      -----------
Net cash provided by operating activities                                                  3,622,000        2,135,000
                                                                                         -----------      -----------
Cash flows from investing activities:
     Acquisition of property and equipment                                                  (369,000)        (252,000)
     Investment in securities available for sale                                                             (133,000)
     Proceeds from sale of securities available for sale                                     229,000
                                                                                         -----------      -----------
Net cash (used for) investing activities                                                    (140,000)        (385,000)
                                                                                         -----------      -----------
Cash flows from financing activities:
     Payments of long-term debt                                                           (1,300,000)        (633,000)
     Mandatorily redeemable stock issuance costs                                                              (16,000)
     Proceeds from issuance of common stock, net                                             325,000          (63,000)
                                                                                         -----------      -----------
Net cash (used for) financing activities                                                    (975,000)        (712,000)
                                                                                         -----------      -----------
Net increase in cash and equivalents                                                       2,507,000        1,038,000
Effect of exchange rates on cash                                                          (1,254,000)         (60,000)
Cash and equivalents - beginning                                                           4,357,000        2,190,000
                                                                                         -----------      -----------
Cash and equivalents - ending                                                            $ 5,610,000      $ 3,168,000
                                                                                         ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

          --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and comprehensive income and of cash flows for the three and six month periods ended June 30, 1999 and 1998 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 3 - Inventories:

Inventories consist of the following:

                                                  June 30,     December 31,
                                                    1999          1998
                                                 ----------     ----------

Raw materials                                    $2,331,000     $2,219,000
Work in process                                     786,000        904,000
Finished goods                                    2,503,000      2,056,000
                                                 ----------     ----------
                                                 $5,620,000     $5,179,000
                                                 ==========     ==========

          --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - Earnings (Loss) Per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of earnings (loss) per share:

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    --------------------------
                                                      1999            1998            1999          1998
                                                  ------------   -------------   ------------   -----------
                                                  (unaudited)     (unaudited)     (unaudited)   (unaudited)

Basic net income (loss) used:
   Income (loss) from continuing operationS         $ 401,000     $(1,613,000)     $1,770,000    $(922,000)

   Less accretion of mandatorily redeemable
     common stock                                     (31,000)        (37,000)        (62,000)     (72,000)
                                                    ---------     -----------      ----------    ---------
   Income (loss) from continuing operations
     used in computing basic income (loss)
     from continuing operations per share             370,000      (1,650,000)      1,708,000     (994,000)

   Early extinguishment of debt, net of tax                                           116,000
                                                    ---------     -----------      ----------    ---------
   Net income (loss) used in computing basic
     net income (loss) per share                    $ 370,000     $(1,650,000)     $1,824,000    $(994,000)
                                                    =========     ===========      ==========    =========
Diluted net income (loss) used:
   Income (loss) from continuing operations         $ 401,000     $(1,613,000)     $1,770,000    $(922,000)

   Less accretion of mandatorily redeemable
     common stock                                     (31,000)        (37,000)        (62,000)     (72,000)
                                                    ---------     -----------      ----------    ---------
   Income (loss) from continuing operations
     used in computing diluted income (loss)
     from continuing operations per share             370,000      (1,650,000)      1,708,000     (994,000)

   Early extinguishment of debt, net of tax                                           116,000
                                                    ---------     -----------      ----------    ---------
   Net income (loss) used in computing diluted
     net income (loss) per share                    $ 370,000     $(1,650,000)     $1,824,000    $(994,000)
                                                    =========     ===========      ==========    =========

Shares used:
   Weighted average common shares outstanding
     used in computing basic income (loss) per
     share                                          9,071,000       8,669,000       9,003,000    8,508,000

   Weighted average options and warrants to
     purchase common stock as determined by
     application of the treasury method               381,000                         365,000
                                                    ---------     -----------      ----------    ---------
   Shares used in computing diluted income
     (loss) per share                               9,452,000       8,669,000       9,368,000    8,508,000
                                                    =========     ===========      ==========    =========

       --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 680,000 shares and 674,000 shares have been excluded from the shares used in computing diluted net loss for the three and six months ended June 30, 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the three and six months ended June 30, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods, as well as their effect is anti-dilutive for the three and six months ended June 30, 1998.

Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells both diagnostic and vaccine products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic and vaccine products:

                      Three Months Ended June 30,     Six Months Ended June 30,
                     -----------------------------   ---------------------------
                         1999            1998            1999           1998
                     -------------   -------------   ------------   ------------
                      (unaudited)     (unaudited)    (unaudited)    (unaudited)

Diagnostics            $6,577,000      $6,555,000    $14,620,000    $13,747,000
Vaccines                1,759,000       2,381,000      3,106,000      3,990,000
                       ----------      ----------    -----------    -----------
                       $8,336,000      $8,936,000    $17,726,000    $17,737,000
                       ==========      ==========    ===========    ===========


The following are revenues and long-lived asset information by geographic area:

                            Three Months Ended June 30,     Six Months Ended June 30,
                           ----------------------------     -------------------------
                               1999            1998            1999           1998
                            -----------     -----------     ----------    -----------
                            (unaudited)     (unaudited)     (unaudited)    (unaudited)
Revenues:
 United States               $6,121,000      $6,508,000    $12,454,000    $13,376,000
 France                         814,000       1,168,000      2,202,000      2,798,000
 Other foreign countries      1,401,000       1,260,000      3,070,000      1,563,000
                             ----------      ----------    -----------    -----------
                             $8,336,000      $8,936,000    $17,726,000    $17,737,000
                             ==========      ==========    ===========    ===========

                                                            June 30,      December 31,
                                                          -----------     ------------
                                                             1999             1998
                                                          -----------     ------------
Long-lived assets:
 United States                                             $12,731,000     $13,038,000
 France                                                      7,061,000       8,090,000
                                                           -----------     -----------
                                                           $19,792,000     $21,128,000
                                                           ===========     ===========

The Company had sales to one customer totaling $1,690,000 during the three months ended June 30, 1999. During the six months ended June 30, 1998, sales to one customer totalled $2,292,000. Sales to two customers totalled $5,385,000 during the six months ended June 30, 1998.

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

Competition
-----------

Many competitors, such as Pfizer Animal Health, Merial S.A.S. (the successor to Rhone Merieux), Schering-Plough and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than the Company. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition is based on test sensitivity, accuracy and speed; product price; and similar factors. IDEXX Laboratories requires its distributors not to carry the products of competitors such as Synbiotics. Competition in the animal health care industry is intense, and is particularly intense in vaccines. There can be no assurance that such competition will not adversely affect Synbiotics' results of operations or ability to maintain or increase sales and market share.

History of Operating Losses; Accumulated Deficit
------------------------------------------------

Although the Company's operations were profitable for the years ended December 31, 1997 and 1996, the Company has had a history of losses. Due to the settlement with Barnes-Jewish Hospital of St. Louis (the "Hospital"), the Company incurred a loss of $1,911,000 for 1998. Synbiotics has incurred a consolidated accumulated deficit of $9,951,000 at June 30, 1999, even after the release in 1996 of a $7,158,000 valuation allowance related to deferred tax assets.

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

Synbiotics' sales of FeLV vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless Bio-Trends International, Inc. ("Bio-Trends") obtains European Union regulatory approvals for its manufacturing facilities. Loss of these sales would have a material adverse effect on Synbiotics' profitability.

If Synbiotics should encounter delays or difficulties in its relationships with manufacturers, the resulting problems could have a material adverse effect on Synbiotics. For example, all of the Company's vaccine products (exclusive of its FeLV and canine corona virus vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and the Company was unable to locate a replacement supplier for these bulk antigen fluids. The Company had to discontinue the sales of the affected products once its remaining supplies were exhausted, which occurred during the second quarter of 1999. Sales of the affected products totalled $2,073,000, $1,596,000 and $1,225,000 during 1998, 1997 and 1996, respectively.

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

In July 1997, the Company obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with the acquisition of SBIO-E. The $15,000,000 included a $5,000,000 revolving line of credit. However, draws on the line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent. Through June 30, 1999, the Company had repaid $2,000,000 of principal on the loans and had an outstanding principal balance on the loans of $8,000,000 as of June 30, 1999.

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

For marketing outside the United States, Synbiotics and its suppliers are subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that Synbiotics and its suppliers will meet and sustain compliance with any such requirements. In particular, Synbiotics' sales of feline leukemia virus vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless Bio-Trends, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

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

RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 decreased by $600,000 or 7% from the second quarter of 1998. The decrease in net sales is due to a net increase in the overall sales of diagnostic products of approximately $400,000 and a decrease in vaccine product sales of approximately $1,000,000. The increase in the sales of diagnostic products is primarily due to an increase in canine heartworm diagnostics sales of 4% and an increase in instrumentation sales. The increased canine heartworm diagnostics sales were due to increases in the sales of rapid canine heartworm diagnostic tests, resulting from the success of the Company's WITNESS(R) product (which was introduced in the U.S. in the third quarter of 1998), and further increases in DiroCHEK(R) sales; however, the Company's sales of its canine heartworm diagnostic products have been impacted by increased competition. The decreased vaccine sales reflected a decrease of 45% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial S.A.S., our OEM customer), and a 42% decrease in sales of vaccines to private label partners. The Company's instrument business, which was acquired in March 1998, contributed 3% of sales for the second quarter of 1999, as compared with less than 1% for the prior year.

Net sales for the six months ended June 30, 1999 decreased by $11,000 from the six month period ended June 30, 1998. The decrease in net sales is due to a net increase in the overall sales of diagnostic products of approximately 7% offset by a decrease in vaccine product sales. The increase in the sales of diagnostic products is due primarily to an increase in canine heartworm diagnostic sales of
8% and an increase in instrumentation sales.   The increased canine heartworm
diagnostics sales were due to increases in the sales of rapid canine heartworm diagnostic tests, resulting from the success of the Company's WITNESS(R) product (which was introduced in the U.S. in the third quarter of 1998), and further increases in DiroCHEK(R) sales; however, the Company's sales of its canine heartworm diagnostic products have been impacted by increased competition. The decreased vaccine sales reflected a decrease of 16% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial S.A.S., our OEM customer) and a 27% decrease in sales of vaccines to private label partners. The Company's instrument business, which was acquired in March, 1998, contributed 3% of sales for the first six months of 1999, compared with less than 1% for the prior year.

All of the Company's vaccine products (exclusive of its FeLV and canine corona virus vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement has expired and the Company was been unable to locate a replacement supplier for these bulk antigen fluids. The Company had to discontinue the sales of the affected products once its remaining supplies were exhausted, which occurred during the second quarter of 1999. Sales of the affected products totalled $2,073,000 and $1,596,000 during 1998 and 1997, respectively.

The cost of sales as a percentage of net sales was 41% during the second quarter of 1999 compared to 43% during the second quarter of 1998 (i.e., gross margin increased to 59% from 57%). The higher gross margin is a direct result of three factors: i) a high percentage of sales relate to products manufactured by Synbiotics rather than by third party manufacturers; ii) a decrease in sales of lower margin vaccines, and iii) the fact that a significant portion of the Company's manufacturing costs are fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products are manufactured at Company facilities, whereas WITNESS(R), ICT GOLD HW(TM), VetRED(R) and all vaccines are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers. The cost of sales as a percentage of net sales was 42% during the six months ended June 30, 1999 compared to 45% during the six months ended June

30, 1998 (i.e. gross margins increased to 58% from 55%). The higher gross margins are a result of the aforementioned three factors.

In March 1999, the Company amended (effective July 1, 1998) its FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, Synbiotics has supplied Bio-Trends-manufactured FeLV vaccine to Merial in the United States. This has included shipments to Merial at Synbiotics' cost, while Merial has paid a royalty to Synbiotics on Merial's sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash (which the Company recorded as a one-time license fee in the first quarter of 1999), the revised supply agreement broadens Merial's U.S. distribution rights (which had been an area of ongoing discussions) and eliminates the royalty. In addition, the Company and Merial will seek to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. The Company's FeLV vaccine sales to Merial for U.S. resale totalled $2,029,000 and $1,309,000 during 1998 and 1997, respectively. If Merial buys its FeLV vaccine for U.S. resale from Bio-Trends instead of from Synbiotics, Synbiotics will lose net sales but have a relatively higher overall gross margin. In the meantime, Synbiotics will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for U.S. resale. Synbiotics' sales of its own VacSyn and other FeLV-labeled vaccine products, its sales of Bio-Trends supplied FeLV vaccine to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial and Synbiotics are not affected by this amendment.

Research and development expenses during the second quarter of 1999 decreased $16,000 or 3% from the second quarter of 1998 and increased during the six months ended June 30, 1999 by $23,000 or 2% over the six months ended June 30, 1998. The decrease for the quarter relates to the timing of external research projects and the increase for the six months is primarily due to an increase in personnel costs resulting from the March 1998 acquisition of Prisma. Research and development expenses as a percentage of net sales were 7% during the second quarters of 1999 and 1998, and were 6% during the six months ended June 30, 1999 and 1998. The Company expects its research and development expenses to increase during the remainder of 1999 due to further development of Prisma's product line.

Selling and marketing expenses during the second quarter of 1999 increased by $210,000 or 13% over the second quarter of 1998, and increased $637,000 or 20% over the six months ended June 30, 1998. The increase is due primarily to the addition of an outbound telemarketing group during the third quarter of 1998, increased royalties due to the 1998 introduction of the WITNESS(R) products, an increase in the field sales force during the fourth quarter of 1998 and an increase in promotional programs. Selling and marketing expenses as a percentage of net sales were 21% and 18% during the second quarter of 1999 and 1998, respectively, and were 21% and 18% during the six months ended June 30, 1999 and 1998, respectively.

The Company has experienced increased competition in certain of its U.S. distribution channels, arising primarily from Heska's attempt to launch a canine heartworm diagnostic product. In response, in addition to the patent infringement lawsuit, the Company has significantly revised some of its distribution strategies and policies, and continues to increase its own marketing capabilities. The Company will continue to increase its investment in sales and marketing to expand its field sales force and its telemarketing effort. In the second quarter of 1999, the Company decided to require its full-line distributors to carry its heartworm diagnostics exclusively. As a result of this policy, the Company and several of its U.S. distributors terminated their relationship in the second quarter of 1999. The Company believes that its remaining exclusive distributors, coupled with its own marketing efforts, may be able to substantially mitigate the sales lost from the terminated distribution arrangements.

General and administrative expenses during the second quarter of 1999 increased by $521,000 or 59% over the second quarter of 1998 and increased $697,000 or 33% over the six months ended June 30, 1998. The increase is due primarily to an increase in personnel costs resulting from the March 1998 acquisition of Prisma, legal expenses related to the Heska patent litigation, and the fact that $463,000 of legal expenses relating to settlement of patent litigation which was reclassified from general and administrative expenses during the second quarter of 1998. General and administrative expenses as a percentage of net sales were 17% and 10% during the second quarters of 1999 and 1998, respectively, and were 16% and 12% during the six months ended June 30 1999 and 1998, respectively.

Royalty income during the second quarter of 1999 and for the six months ended June 30, 1999 decreased from the prior periods as a result of the amended supply agreement with Merial (see above); the Company will no longer receive royalties beginning in 1999. Royalty income totalled $317,000 and $332,000 during 1998 and 1997, respectively.

The combined effective tax rate was 47% during the first six months of 1999 as compared to 40% during the first six months of 1998. The increase in the effective rate is due primarily to an increase in state income tax expense resulting from certain states' taxes being calculated on net worth rather than net income.

FINANCIAL CONDITION

Management believes that the Company's present capital resources, which included working capital of $13,184,000 at June 30, 1999, are sufficient to meet its current working capital needs and service the debt related to the acquisition of SBIO-E through 1999. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of June 30, 1999, the Company had outstanding principal balances on its Banque Paribas debt of $8,000,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on its revolving line of credit. In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $200,000 extraordinary gain, which was recorded, net of income taxes totalling $84,000, during the first quarter of 1999.

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

The Company has determined that the financial systems used in its U.S. operations are not year 2000 compliant. Although the software manufacturer has provided the necessary software to make the systems year 2000 compliant, the Company has also determined that its current information system is inadequate to meet its growth goals and objectives. The Company selected an enterprise resource planning system, and began implementation of the new system in March 1999. The implementation is expected to be completed during the third quarter of 1999. The total cost of the new system (including software, hardware and implementation) is expected to be approximately $1,000,000, for which the Company has obtained lease financing. The new system is year 2000 compliant.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings:
          ------------------

Arbitration of Contractual Dispute Between Synbiotics Corporation and Bio-Trends
--------------------------------------------------------------------------------
International, Inc.
-------------------

In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), Synbiotics' supplier of feline leukemia virus ("FeLV") vaccine, declared Synbiotics' previously exclusive domestic rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by Synbiotics. Synbiotics has filed an arbitration action against Bio-Trends, seeking a declaration that its rights remain exclusive. On June 9, 1999, the arbitrator ruled that Synbiotics' rights were no longer exclusive.


Item 2.   Changes in Securities:
          ----------------------
None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

The Annual Meeting of Shareholders was held on June 30, 1999. The following matters were submitted to a vote, with the results indicated below:

    (a)   Election of directors:

                                                                                   Broker
              Nominee           For         Against     Abstain      Withheld    Non-votes
              -------           ---         -------     -------      --------    ---------
       Patrick Owen Burns       7,795,275     n/a         n/a         488,772        0
       Kenneth M. Cohen         7,801,675     n/a         n/a         482,372        0
       James C. DeCesare        7,756,425     n/a         n/a         487,622        0
       Brenda D. Gavin, DVM     7,793,775     n/a         n/a         490,272        0
       M. Blake Ingle, Ph.D.    7,798,075     n/a         n/a         485,972        0
       Donald E. Phillips       7,796,575     n/a         n/a         487,472        0
       Joseph Klein III         7,799,125     n/a         n/a         484,922        0

    (b) Approval of the amendment of the Company's 1995 Stock Option/Stock Issuance Plan:

          For:  4,485,539  Against:  996,920  Abstain:  76,987  Broker Non-votes:  2,724,601

ITEM 5.   OTHER INFORMATION
          -----------------
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits
          --------

 10.49 Amendment Number Three To Agreement Regarding Licensing, Development, Marketing And Manufacturing between the Registrant and Binax, Inc. dated April 20, 1999

 10.50    1995 Stock Option/Stock Issuance Plan, as amended.

    27  Financial Data Schedule (for electronic filing purposes only).


    (b)   Reports on Form 8-K
          -------------------

     On April 2, 1999, the Company filed an amended Form 8-K with regard to an event dated July 9, 1997, providing revised financial statements and revised pro forma information pertaining to the 1997 acquisition of SBID-E.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SYNBIOTICS CORPORATION


Date:  August 16, 1999                           /s/ Michael K. Green
                                                 ------------------------------
                                                 Michael K. Green Vice President
                                                 of Finance and Chief Financial
                                                 Officer (signing both as a duly
                                                 authorized officer and as
                                                 principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.      Exhibit
-----------      -------
10.49            Amendment Number Three To Agreement Regarding Licensing,
                 Development, Marketing And Manufacturing between the Registrant and Binax, Inc. dated April 20, 1999.

10.50            1995 Stock Option/Stock Issuance Plan, as amended.

27               Financial Data Schedule (for electronic filing purposes only).