Form 10QSB
period 1999-09-30
SYNBIOTICS CORP
filed 1999-11-15
CIK 719483

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of November 9, 1999, 9,188,595 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                                                Page
                                                                                                ----
Part I.   Condensed Consolidated Statement of Operations and Comprehensive Income -
            Three and nine months ended September 30, 1999 and 1998                                3

          Condensed Consolidated Balance Sheet -
            September 30, 1999 and December 31, 1998                                               4

          Condensed Consolidated Statement of Cash Flows -
            Nine months ended September 30, 1999 and 1998                                          5

          Notes to Condensed Consolidated Financial Statements                                     6

          Management's Discussion and Analysis or Plan of Operation                                9

Part II.  Other Information                                                                       15

Item 1.   Financial Statements
          --------------------

Synbiotics Corporation
Condensed Consolidated Statements (unaudited) of Operations and Comprehensive
-----------------------------------------------------------------------------
Income (unaudited)
------------------

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                               -----------------------------------     ------------------------------------
                                                     1999               1998                1999                 1998
                                               ---------------     ---------------     ---------------      ---------------
Revenues:
    Net sales                                  $     5,975,000     $     6,735,000     $    23,701,000      $    24,472,000
    License fees                                                                             1,458,000
    Royalties                                            3,000              89,000               8,000              229,000
                                               ---------------     ---------------     ---------------      ---------------
                                                     5,978,000           6,824,000          25,167,000           24,701,000
                                               ---------------     ---------------     ---------------      ---------------

Operating expenses:
    Cost of sales                                    3,893,000           3,820,000          11,380,000           11,725,000
    Research and development                           508,000             590,000           1,644,000            1,703,000
    Selling and marketing                            1,742,000           1,428,000           5,542,000            4,591,000
    General and administrative                       1,531,000           1,546,000           4,346,000            3,665,000
    Patent litigation settlement                                                                                  4,601,000
                                               ---------------     ---------------     ---------------      ---------------
                                                     7,674,000           7,384,000          22,912,000           26,285,000
                                               ---------------     ---------------     ---------------      ---------------

(Loss) income from operations                       (1,696,000)           (560,000)          2,255,000           (1,584,000)

Other income (expense):
    Interest, net                                     (314,000)           (358,000)           (926,000)            (873,000)
                                               ---------------     ---------------     ---------------      ---------------

(Loss) income before income taxes                   (2,010,000)           (918,000)          1,329,000           (2,457,000)

(Benefit from) provision for income taxes             (843,000)           (175,000)            725,000             (792,000)
                                               ---------------     ---------------     ---------------      ---------------

(Loss) income before extraordinary item             (1,167,000)           (743,000)            604,000           (1,665,000)

Early extinguishment of debt, net of tax                                                       116,000
                                               ---------------     ---------------     ---------------      ---------------
Net (loss) income                                   (1,167,000)           (743,000)            720,000           (1,665,000)

Cumulative translation adjustment                      323,000             616,000            (931,000)             556,000
                                               ---------------     ---------------     ---------------      ---------------

Comprehensive (loss) income                    $      (844,000)    $      (127,000)    $      (211,000)     $    (1,109,000)
                                               ===============     ===============     ===============      ===============

Basic (loss) income per share:
    (Loss) income from continuing operations   $         (0.13)    $         (0.09)    $          0.06      $         (0.21)
    Early extinguishment of debt, net of tax                                                      0.01
                                               ---------------     ---------------     ---------------      ---------------

    Net (loss) income                          $         (0.13)    $         (0.09)    $          0.07      $         (0.21)
                                               ===============     ===============     ===============      ===============

Diluted (loss) income per share:
    (Loss) income from continuing operations   $         (0.13)    $         (0.09)    $          0.05      $         (0.21)

    Early extinguishment of debt, net of tax                                                      0.01
                                               ---------------     ---------------     ---------------      ---------------

    Net (loss) income                          $         (0.13)    $         (0.09)    $          0.06      $         (0.21)
                                               ===============     ===============     ===============      ===============

    See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Balance Sheet
------------------------------------

                                                                            September 30,        December 31,
                                                                                1999                 1998
                                                                            -------------        ------------
                                                                             (unaudited)           (audited)
Assets
Current assets:
     Cash and equivalents                                                    $   4,144,000       $    4,357,000
     Securities available for sale                                               2,760,000            1,613,000
     Accounts receivable                                                         3,942,000            4,135,000
     Inventories                                                                 5,561,000            5,179,000
     Deferred tax assets                                                           467,000              341,000
     Other current assets                                                          759,000              820,000
                                                                             -------------       --------------

     Total current assets                                                       17,633,000           16,445,000

Property and equipment, net                                                      2,095,000            1,774,000
Goodwill                                                                        12,490,000           13,372,000
Deferred tax assets                                                              7,047,000            7,873,000
Deferred debt issuance costs                                                       498,000              653,000
Other assets                                                                     4,593,000            5,329,000
                                                                             -------------       --------------

                                                                             $  44,356,000       $   45,446,000
                                                                             =============       ==============
Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                   $   4,691,000       $    5,217,000
     Current portion of long-term debt                                           1,000,000            2,000,000
     Income taxes payable                                                            7,000
                                                                             -------------       --------------

     Total current liabilities                                                   5,698,000            7,217,000
                                                                             -------------       --------------

Long-term debt                                                                   6,115,000            6,716,000
Other liabilities                                                                1,458,000            1,369,000
                                                                             -------------       --------------

                                                                                 7,573,000            8,085,000
                                                                             -------------       --------------

Mandatorily redeemable common stock                                              2,380,000            2,287,000
                                                                             -------------       --------------
Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
        9,188,000 and 8,246,000 shares issued and outstanding at
        September 30, 1999 and December 31, 1998                                39,287,000           38,134,000
     Common stock warrants                                                       1,003,000            1,003,000
     Accumulated other comprehensive income                                       (435,000)             496,000
     Accumulated deficit                                                       (11,150,000)         (11,776,000)
                                                                             -------------       --------------
     Total non-mandatorily redeemable common stock and
        other shareholders' equity                                              28,705,000           27,857,000
                                                                             -------------       --------------

                                                                             $  44,356,000       $   45,446,000
                                                                             =============       ==============

    See accompanying notes to condensed consolidated financial statements.

         --------------------

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                                            Nine Months Ended September 30,
                                                                                          -----------------------------------
                                                                                              1999                  1998
                                                                                          --------------        -------------
Cash flows from operating activities:
Net income (loss)                                                                         $      720,000        $  (1,665,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
     operating activities:
        Depreciation and amortization                                                          1,880,000            1,428,000
        Early extinguishment of debt                                                            (200,000)
        Changes in assets and liabilities:
           Account receivable                                                                    193,000              299,000
           Inventories                                                                          (382,000)            (303,000)
           Deferred taxes                                                                        700,000             (854,000)
           Other assets                                                                          345,000             (301,000)
           Accounts payable and accrued expenses                                                 299,000            1,343,000
           Income taxes payable                                                                    7,000              (25,000)
           Other liabilities                                                                      89,000            1,341,000
                                                                                          --------------        -------------

Net cash provided by operating activities                                                      3,651,000            1,263,000
                                                                                          --------------        -------------
Cash flows from investing activities:
     Acquisition of property and equipment                                                      (625,000)            (357,000)
     Investment in securities available for sale                                              (1,147,000)
     Proceeds from sale of securities available for sale                                                            1,779,000
     Acquisiton of Prisma Acquisition Corp.                                                                          (133,000)
                                                                                          --------------        -------------

Net cash (used for) provided by investing activities                                          (1,772,000)           1,289,000
                                                                                          --------------        -------------
Cash flows from financing activities:
     Payments of long-term debt                                                               (1,550,000)            (883,000)
     Proceeds from issuance of long-term debt, net                                                                    133,000
     Mandatorily redeemable stock issuance costs                                                                      (16,000)
     Proceeds from issuance of common stock, net                                                 389,000              (25,000)
                                                                                          --------------        -------------

Net cash (used for) financing activities                                                      (1,161,000)            (791,000)
                                                                                          --------------        -------------

Net increase in cash and equivalents                                                             718,000            1,761,000

Effect of exchange rates on cash                                                                (931,000)             556,000

Cash and equivalents - beginning                                                               4,357,000            2,190,000
                                                                                          --------------        -------------

Cash and equivalents - ending                                                             $    4,144,000        $   4,507,000
                                                                                          ==============        =============

    See accompanying notes to condensed consolidated financial statements.

         --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Extraordinary Item:

In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the March 1998 acquisition of Prisma Acquisition Corp., which was due in March 1999, for $800,000. As a result, in the first quarter of 1999 the Company recognized a $200,000 extraordinary gain upon early extinguishment of the debt, which was recorded net of income taxes totaling $84,000.


Note 3 - Inventories:

Inventories consist of the following:

                                                    September 30,   December 31,
                                                         1999           1998
                                                         ----           ----
                                                     (unaudited)      (audited)
Raw materials                                       $   2,232,000   $  2,219,000
Work in progress                                          724,000        904,000
Finished goods                                          2,605,000      2,056,000
                                                    -------------   ------------

                                                    $   5,561,000   $  5,179,000
                                                    =============   ============

          --------------------

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - (Loss) Earnings per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) earnings per share:

                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                               ----------------------------------  ---------------------------------
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
                                                  (unaudited)       (unaudited)       (unaudited)       (unaudited)
Basic net (loss) income used:
   (Loss) income from continuing operations    $     (1,167,000)  $     (743,000)  $         604,000  $    (1,665,000)

   Less accretion of mandatorily redeemable
     common stock                                       (32,000)         (37,000)            (94,000)        (107,000)
                                               ----------------   --------------   -----------------  ---------------

 (Loss) income from continuing operations
   used in computing basic (loss) income
   from continuing operations per share              (1,199,000)        (780,000)            510,000       (1,772,000)

 Early extinguishment of debt, net of tax                                                    116,000
                                               ----------------   --------------   -----------------  ---------------

 Net (loss) income used in computing basic
  net (loss) income per share                  $     (1,199,000)  $     (780,000)  $         626,000  $    (1,772,000)
                                               ================   ==============   =================  ===============

Diluted net (loss) income used:
 (Loss) income from continuing operations      $     (1,167,000)  $     (743,000)  $         604,000  $    (1,665,000)

 Less accretion of mandatorily redeemable
  common stock                                          (32,000)         (37,000)            (94,000)        (107,000)
                                               ----------------   --------------   -----------------  ---------------

 (Loss) income from continuing operations
  used in computing diluted (loss) income
  from continuing operations per share               (1,199,000)        (780,000)            510,000       (1,772,000)

 Early extinguishment of debt, net of tax                                                    116,000
                                               ----------------   --------------   -----------------  ---------------

 Net (loss) income used in computing diluted
  net (loss) income per share                  $     (1,199,000)  $     (780,000)  $         626,000  $    (1,772,000)
                                               ================   ==============   =================  ===============

Shares used:
 Weighted average common shares outstanding
  used in computing basic (loss) income
  per share                                           9,179,000        8,838,000           9,049,000        8,632,000
                                               ----------------   --------------   -----------------  ---------------
 Weighted average options and warrants to
  purchase common stock as determined by
  application of the treasury method                                                         330,000
                                               ----------------   --------------   -----------------  ---------------

 Shares used in computing diluted (loss)
 income per share                                     9,179,000        8,838,000           9,379,000        8,632,000
                                               ================   ==============   =================  ===============

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totaling 260,000 shares, 722,000 shares and 672,000 shares have been excluded from the shares used in computing diluted net loss for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the three and nine months ended September 30, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods, as well as their effect is anti-dilutive for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1998.

Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                -------------------------------         ------------------------------
                                                   1999               1998                 1999               1998
                                                   ----               ----                 ----               ----
                                                (unaudited)        (unaudited)          (unaudited)        (unaudited)
Diagnostics and other                           $  3,879,000       $  4,400,000         $ 18,017,000       $ 18,064,000
Vaccines                                           1,654,000          2,268,000            4,759,000          6,258,000
Instruments                                          442,000             67,000              925,000            150,000
                                                ------------       ------------         ------------       ------------

                                                $  5,975,000       $  6,735,000         $ 23,701,000       $ 24,472,000
                                                ============       ============         ============       ============

The following are revenues and long-lived asset information by geographic area:

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                -------------------------------         ------------------------------
                                                   1999               1998                 1999               1998
                                                   ----               ----                 ----               ----
                                                (unaudited)        (unaudited)          (unaudited)        (unaudited)
Revenues:
 United States                                  $  4,010,000       $  4,790,000         $ 16,490,000       $ 17,558,000
 France                                            1,065,000          1,055,000            3,266,000               ,000
 Other foreign countries                             900,000            890,000            3,945,000               ,000
                                                ------------       ------------         ------------       ------------

                                                $  5,975,000       $  6,735,000         $ 23,701,000       $ 24,472,000
                                                ============       ============         ============       ============

                                                                                        September 30,      December 31,
                                                                                            1999               1998
                                                                                            ----               ----
                                                                                        (unaudited)          (audited)
Long-lived assets:
 United States                                                                          $ 12,446,000       $ 13,038,000
 France                                                                                    7,231,000          8,090,000
                                                                                        ------------       ------------

                                                                                        $ 19,677,000       $ 21,128,000
                                                                                        ============       ============

The Company had sales to one customer totaling $689,000 during the three months ended September 30, 1999. Sales to two customers totaled $1,811,000 during the three months ended September 30, 1998. During the nine months ended September 30, 1998, sales to one customer totaled $4,530,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

The information contained in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Quarterly Report on Form 10-QSB contains both historical financial information and forward-looking statements. Synbiotics does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating the Company's forward-looking statements and assessing its future financial condition, results of operations and cash flows:

The market in which we operate is intensely competitive, particularly with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include significantly larger companies such as Pfizer Animal Health, Merial S.A.S. (the successor to Rhone-Merieux), Schering-Plough and IDEXX Laboratories. These companies are substantially larger and have greater financial, manufacturing, marketing, and research resources than we do. Our current competitors also have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. In addition, IDEXX Laboratories prohibits its distributors from selling competitors' products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm products constitute __% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent. Also, we believe Abbott Laboratories may enter the canine heartworm diagnostic market in 2000. If so, our market share and average selling prices will probably decline, perhaps materially.

We have a history of losses and an accumulated deficit

Although we generated profits for the years ended December 31, 1997 and 1996, we did not achieve profitability for the year ended December 31, 1998 and we have had a history of losses. Synbiotics has incurred a consolidated accumulated deficit of $11,150,000 at September 30, 1999. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

We depend on third party manufacturers

We contract for the manufacture of some of our products, including all of our vaccines, our Witness(R), VetRED(R) and ICT Gold(TM) diagnostic kits, and our SCA 2000(TM) instrument. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness(R), VetRED(R) and ICT Gold(TM) are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

     .    reduced control over delivery schedules;

     .    quality assurance;

     .    manufacturing yields and costs;

     . the potential lack of adequate capacity during periods of excess demand;

     .    limited warranties on products supplied to us; and

     . increases in prices and the potential misappropriation of our intellectual property.

If any of our third party manufacturers fail to supply us with an adequate number of finished products, our business would be significantly harmed. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits.

In addition, sales of our feline leukemia virus ("FeLV") vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless our manufacturer, Bio-Trends International, Inc. ("Bio-Trends"), obtains European Union regulatory approvals for its manufacturing facilities. Loss of these sales would have a material adverse effect on our profitability and our cash flows.

If we encounter delays or difficulties in our relationships with our manufacturers, the resulting problems could have a material adverse effect on us. In fact, all of our vaccine products (exclusive of our FeLV and canine corona virus products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totaled $2,073,000, $1,596,000 and $1,225,000 during 1998,
1997 and 1996, respectively.

We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel

During the year ended December 31, 1998, sales to two distributors totaled 33% of our net sales. Because we are dependent upon distributors for such a large portion of our sales, our ability to establish and maintain an adequate sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has and could continue to make some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. Although we have rescinded this policy, we do not expect to get the distributors back to any meaningful extent. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

Our direct selling efforts may not succeed

We an increasing our efforts to sell our products directly to veterinarians, including by telesales and overt the Internet. We are inexperienced in large-scale direct selling efforts and may not be able to successfully execute this strategy. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers may be smaller than we believer.

Our profitable vaccine sales in Europe may decline soon

Merial distributes in Europe our FeLV vaccine, which we obtain from Bio-Trends. Our gross profit in 1998 on these sales of FeLV to Merial in Europe was $______. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma Acquisition Corp. ("Prisma"), the 1997 acquisition of the veterinary diagnostics business of Synbiotics Europe SAS ("SBIO-E"), the 1996 acquisition of the business of International Canine Genetics, Inc. ("ICG"), or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon

Synbiotics' business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and Synbiotics, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

We depend on key executives and personnel

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Competition for qualified personnel in the animal health care products industry is intense, and we may not be successful in attracting and retaining such personnel. There are only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons.

The loss of the services of any of our key personnel or the inability to attract or retain qualified personnel could harm our business.

We rely on new and recent products

We rely to a significant extent on new and recently developed products, and expect that we will need to continue to introduce new products to be successful in the future. There can be no assurance that we will obtain and maintain market acceptance of our products. There can be no assurance that future products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

There can be no assurance that new products can be manufactured at a cost or in quantities necessary to make them commercially viable. If we are unable to produce internally, or to contract for, a sufficient supply of our new products on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, the introduction of new products would be delayed, which could have a material adverse effect on our business.

We may need additional capital in the future

We currently anticipate that our existing cash balances and short term investments and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including continued scientific progress in our product and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. In addition, we expect to review potential acquisitions that would compliment our existing product offerings or enhance our technical capabilities. While we have no current agreements or negotiations underway with respect to any such acquisition, any future transaction of this nature could require potentially significant amounts of capital. Such funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures. This inability could materially harm our business.

In July 1997, we obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with our acquisition of portions of Rhone Merieux S.A.S. The $15,000,000 included a $5,000,000 revolving line of credit. Draws by us under this line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires us to maintain certain financial ratios and levels of tangible net worth and also restricts our ability to pay dividends and make loans, capital expenditures, or investments without its consent.

If adequate funds are not available to us, or if they are not available on terms reasonably favorable to us, we may need to delay, reduce, or eliminate one or more of our research and development programs. Any of these events would impair our competitive position and harm our business.

Our business is seasonal

Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instrument products will also reduce our seasonality.

Our failure to adequately establish or protect our proprietary rights may adversely effect us

We rely on a combination of patent, copyright, and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have 11 issued U.S. patents and several pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed.

From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the animal health care market increases.

The results of any litigated matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to:

     . pay substantial damages, including treble damages if we are held to have willfully infringed;

     .    cease the manufacture, use and sale of infringing products;

     .    expend significant resources to develop non-infringing technology; or

     .    obtain licenses to the infringing technology.

Licenses may not be available from any third party that asserts intellectual property claims against us on commercially reasonable terms, or at all.

Also, litigation is costly regardless of its outcome and can requires significant management attention. For example, in 1997, Barnes-Jewish Hospital filed an action against claiming that our canine heartworm diagnostic products infringe their patent. We settled this lawsuit, but there can be no assurance that we would be able to successfully resolve similar incidents in the future.

Also, because our patents and patent applications cover novel diagnostic approaches,

     . the patent coverage which we receive could be significantly narrower than the patent coverage we seek in our patent applications; and

     . our patent positions involve complex legal and factual issues which can be hard for patent examiners or lawyers asserting patent coverage to successfully resolve.

Because of this, our patent position could be vulnerable and our business could be materially harmed.

The U.S. patent application system also exposes us to risks. In the United States, the first party to make a discovery is granted the right to patent it and patent applications are maintained in secrecy until the underlying patents issue. For these reasons, we can never know if we are the first to discover particular technologies. Therefore, we can never be certain that our technologies will be patented and we could become involved in lengthy, expensive, and distracting disputes concerning whether we were the first to make the disputed discovery. Any of these events would materially harm our business.

Our business is regulated by the United States and various foreign governments

Our business is subject to substantial regulation by the United States government, most notably the United States Department of Agriculture, and the French government. In addition, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business. There can be no assurance that we will continue to be in compliance with any of these regulations.

For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements in such foreign jurisdictions, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of feline leukemia virus vaccine to Merial S.A.S. or other distributors for resale in Europe will be at risk unless Bio-Trends, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

Our liability insurance may prove inadequate

Our products carry an inherent risk of product liability claims and associated adverse publicity. While we have maintained product liability insurance for such claims to date, we cannot be certain that this type of insurance will continue to be available to us or that, if it is available, that it can be obtained on acceptable terms. Also, our current coverage limits may not be adequate. Any claim against us which results in our having to pay damages in excess of our coverage limits will materially harm our business. Even if such a claim is covered by our existing insurance, the resulting increase in insurance premiums or other charges would increase our expenses and harm our business.

We use hazardous materials

Our business requires that we store and use hazardous materials and chemicals, including radioactive compounds. Although we believe that our procedures for storing, handling, and disposing of these materials comply with the standards prescribed by local, state, and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. If any of these materials were mishandled, or if an accident with them occurred, the consequences could be extremely damaging and we could be held liable for them. Our liability for such an event would materially harm our business and could exceed all of our available resources for satisfying it.

Results of Operations

Net sales for the third quarter of 1999 decreased by $760,000 or 11% from the third quarter of 1998. The decrease in net sales is due to a decrease in the overall sales of diagnostic products of $521,000 and a decrease in vaccine product sales of $614,000, offset by an increase in instrument sales of $375,000. The decrease in the sales of diagnostic products is primarily due to a decrease in canine heartworm diagnostics sales of 38%. The decreased canine heartworm diagnostics sales were due to increased competition, both from former Synbiotics distributors who now carry competitor's products and from a new Heska Corporation product. The Company is suing Heska for patent infringement with respect to this product. The decreased vaccine sales reflected a decrease of 7% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial S.A.S., our OEM customer), and a 55% decrease in sales of vaccines to private label partners. The Company's instrument business, which was acquired in March 1998, contributed 7% of sales for the third quarter of 1999, as compared with less than 1% for the prior year. The increased sales of instruments are due primarily to the Company's SCA 2000(TM) blood coagulation timing instrument which was introduced in the second quarter of 1999, as well as growth in the sale of ProChem(R) instruments and consumables.

Net sales for the nine months ended September 30, 1999 decreased by $771,000 or 3% from the nine month period ended September 30, 1998. The decrease in net sales is due primarily to a decrease in vaccine sales of $1,499,000 or 24%, offset by a $774,000 or 516% increase in instrument sales, while diagnostic sales were flat compared to the prior year. The decreased vaccine sales reflected a decrease of 18% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial S.A.S., our OEM customer), and a 36% decrease in sales of vaccines to private label partners. The flat diagnostic sales were attributable to competition in the canine heartworm market blunting the growth of the Company's Witness(R) canine heartworm product, which nonetheless had a fine success, and reducing our sales of older-generation ICT GOLD HW and VetRED(R) products The Company's instrument business, which was acquired in March, 1998 contributed 4% of sales for the first nine months of 1999, compared with less than 1% for the prior year. The increased sales of instruments are due primarily to the Company's SCA 2000(TM) blood coagulation timing instrument which was introduced in the second quarter of 1999, as well as growth in the sale of ProChem(R) instruments and consumables.

All of the Company's vaccine products (exclusive of its FeLV and canine corona virus vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and the Company was unable to locate a replacement supplier for these bulk antigen fluids. The Company had to discontinue the sales of the affected products once its remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totaled $2,073,000 and $1,596,000 during 1998 and 1997, respectively.

Although veterinary products manufacturers, including the Company, have traditionally relied on distributors, the Company has bee increasing its direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, the Company stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999. Direct-to-veterinarian sales exceeded distributor sales in each of the months of the third quarter of 1999; they had never done so in any previous month.

The cost of sales as a percentage of net sales was 65% during the third quarter of 1999 compared to 57% during the third quarter of 1998 (i.e., gross margin decreased to 35% from 43%). The lower gross margin is a direct result of two factors: i) the decrease in sales and ii) the fact that a significant portion of the Company's manufacturing costs are fixed costs. Among the Company's major products, DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at Company facilities, whereas WITNESS(R), ICT GOLD(TM) HW, VetRED(R), all vaccines and the SCA 2000(TM) are manufactured by third parties. In addition to affecting gross margins, outsourcing of manufacturing renders the Company relatively more dependent on the third-party manufacturers. The cost of sales as a percentage of net sales was 48% during the nine months ended September 30, 1999 and 1998.

In March 1999, the Company amended (effective July 1, 1998) its FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, Synbiotics has supplied Bio-Trends-manufactured FeLV vaccine to Merial in the United States. This has included shipments to Merial at Synbiotics' cost, while Merial has paid a royalty to Synbiotics on Merial's sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash (which the Company recorded as a one-time license fee in the first quarter of 1999), the revised supply agreement broadens Merial's U.S. distribution rights (which had been an area of ongoing discussions) and eliminates the royalty. In addition, the Company and Merial will seek to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. The Company's FeLV vaccine sales to Merial for U.S. resale totaled $2,029,000 and $1,309,000 during 1998 and 1997, respectively. If Merial buys its FeLV vaccine for U.S. resale from Bio-Trends instead of from Synbiotics, Synbiotics will lose net sales but have a higher overall gross margin. In the meantime, Synbiotics will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at no profit for U.S. resale. Synbiotics' sales of its own VacSyn and other FeLV-labeled vaccine products, its sales of Bio-Trends supplied FeLV vaccine to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial and Synbiotics were not affected by this amendment.

Research and development expenses during the third quarter of 1999 decreased $82,000 or 14% from the third quarter of 1998 and decreased during the nine months ended September 30, 1999 by $59,000 or 3% from the nine months ended September 30, 1998. The decreases relate to the timing of external research projects. Research and development expenses as a percentage of net sales were 9% during the third quarters of 1999 and 1998, and were 7% during the nine months ended September 30, 1999 and 1998. The Company expects its research and development expenses to increase during the remainder of 1999 due to further development of its instrument product line.

Selling and marketing expenses during the third quarter of 1999 increased by $314,000 or 23% over the third quarter of 1998, and increased $951,000 or 21% over the nine months ended September 30, 1998. The increases are due primarily to the addition of an outbound direct-to-veterinarian telemarketing group during the third quarter of 1998 and additional new hires in the third quarter of 1999, expenses for increasing Internet direct-to-veterinarian selling capabilities, increased royalties due to the 1998 introduction of the WITNESS(R) products, an increase in the field sales force during the fourth quarter of 1998 and an increase in promotional programs. Selling and marketing expenses as a percentage of net sales were 29% and 21% during the third quarter of 1999 and 1998, respectively, and were 23% and 19% during the nine months ended September 30, 1999 and 1998, respectively.

General and administrative expenses during the third quarter of 1999 did not change significantly from the third quarter of 1998, and increased $681,000 or 19% over the nine months ended September 30, 1998. The nine month increase is due primarily to legal expenses related to the Heska patent litigation. General and administrative expenses as a percentage of net sales were 26% and 23% during the third quarters of 1999 and 1998, respectively, and were 18% and 15% during the nine months ended September 30, 1999 and 1998, respectively.

Royalty income during the third quarter of 1999 and for the nine months ended September 30, 1999 decreased from the prior periods as a result of the amended supply agreement with Merial (see above); the Company will no longer receive royalties beginning in 1999. Royalty income totaled $317,000 and $332,000 during 1998 and 1997, respectively.

In connection with our 1998 patent litigation settlement with Barnes-Jewish Hospital (the "Hospital"), the Company issued 333,000 shares of common stock to the Hospital and recorded a charge of $1,000,000 related to the stock issuance based upon the fair market value of $3.00 per share. In addition, the Company guaranteed the Hospital that the value of the stock issued would be no less than $5.00 per share (or $1,667,000) on January 28, 2000, and that the Company would issue additional shares to the Hospital if the value was less than $5.00 per share on that date. Based on the closing price of the Company's stock on November 9, 1999 of $2.13 per share, on January 28, 2000 the Company might have to issue an additional 451,000 shares of stock to the Hospital and record a charge of $667,000. The charge would be recorded in the fourth quarter of 1999. If the fair market value of the stock on January 28, 2000 were to differ from the November 9, 1999 price by, for example, $1.00 per share, the Company would issue to the Hospital a different number of shares: either 1,148,000 (assuming a stock price of $1.13 per share), resulting in a charge of $667,000, or 200,000 (assuming a stock price of $3.13 per share), resulting in a charge of $625,000. However, regardless of the actual stock price on January 28, 2000, and regardless of the number of shares issued, the maximum charge to be incurred by the Company would be $667,000 as $1,000,000 was charged in 1998, and the entire additional charge would be recorded in the fourth quarter of 1999.

Financial Condition

Management believes that the Company's present capital resources, which included working capital of $11,935,000 at September 30, 1999, are sufficient to meet its current working capital needs and service the debt related to the acquisition of SBIO-E for at least the next 12 months. However, pursuant to a debt agreement with Banque Paribas, the Company is required to maintain certain financial ratios and levels of tangible net worth and is also restricted in its ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of September 30, 1999, the Company had outstanding principal balances on its Banque Paribas debt of $7,750,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on its revolving line of credit.

In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $200,000 extraordinary gain, which was recorded, net of income taxes totaling $84,000, during the first quarter of 1999.

The Company's operations have become seasonal due to the success of its canine heartworm diagnostic products. Sales and profits tend to be concentrated in the first half of the year, as distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. This seasonality has been somewhat reduced by the SBIO-E operations, which are relatively less seasonal. Increased sales of the SCA 2000(TM) and Prisma instruments and supplies would also reduce seasonality.

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

The Company completed the implementation of an enterprise resource planning system during the third quarter of 1999. The total cost of the new system (including software, hardware and implementation) was approximately $1,000,000, for which the Company has obtained lease financing. The new system is year 2000 compliant.

The computer systems of SBIO-E are not affected by the year 2000 issue as new systems were implemented during 1998, and those systems are year 2000 compliant. The Company has also determined that its telephone systems and equipment used in its manufacturing and research and development processes are year 2000 compliant.

The Company has been notified by its major suppliers and customers that they are testing their systems for year 2000 compliance, and to the best of their knowledge those systems are year 2000 compliant. In the event that these suppliers' and customers' systems in fact fail to become year 2000 compliant and the suppliers and customers suffer disruptions in their own operations, there could be a material adverse impact on the Company's results of operations and financial condition beginning in 2000. The greatest disruption would occur if third-party manufacturers of Synbiotics' diagnostic products and vaccines were interrupted due to their own, or their own suppliers', year 2000 problems.


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

None


Item 5.  Other Information
         -----------------

None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)      Exhibits
             --------

     27      Financial Data Schedule (for electronic filing purposes only).


    (b)      Reports on Form 8-K
             -------------------

     None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNBIOTICS CORPORATION


Date:  November 15, 1999                /s/ Michael K. Green
                                        ----------------------------------------

                                        Michael K. Green
                                        Vice President of Finance and Chief
                                        Financial Officer (signing both as a
                                        duly authorized officer and as principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------

 27        Financial Data Schedule (for electronic filing purposes only).

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.


                                   EXHIBITS

                                      TO

                                  FORM 10-QSB

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION