Form 10QSB/A
period 1999-09-30
SYNBIOTICS CORP
filed 1999-11-16
CIK 719483

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-QSB/A

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

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                -------------------------------         ------------------------------
                                                   1999               1998                 1999               1998
                                                   ----               ----                 ----               ----
                                                (unaudited)        (unaudited)          (unaudited)        (unaudited)
Diagnostics and other                           $  3,879,000       $  4,400,000         $ 18,017,000       $ 18,064,000
Vaccines                                           1,654,000          2,268,000            4,759,000          6,258,000
Instruments                                          442,000             67,000              925,000            150,000
                                                ------------       ------------         ------------       ------------

                                                $  5,975,000       $  6,735,000         $ 23,701,000       $ 24,472,000
                                                ============       ============         ============       ============

The following are revenues and long-lived asset information by geographic area:

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                -------------------------------         ------------------------------
                                                   1999               1998                 1999               1998
                                                   ----               ----                 ----               ----
                                                (unaudited)        (unaudited)          (unaudited)        (unaudited)
Revenues:
 United States                                  $  4,010,000       $  4,790,000         $ 16,490,000       $ 17,558,000
 France                                            1,065,000          1,055,000            3,266,000          3,868,000
 Other foreign countries                             900,000            890,000            3,945,000          3,046,000
                                                ------------       ------------         ------------       ------------

                                                $  5,975,000       $  6,735,000         $ 23,701,000       $ 24,472,000
                                                ============       ============         ============       ============

                                                                                        September 30,      December 31,
                                                                                            1999               1998
                                                                                            ----               ----
                                                                                        (unaudited)          (audited)
Long-lived assets:
 United States                                                                          $ 12,446,000       $ 13,038,000
 France                                                                                    7,231,000          8,090,000
                                                                                        ------------       ------------

                                                                                        $ 19,677,000       $ 21,128,000
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

Our canine heartworm products constitute 46% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent. Also, we believe Abbott Laboratories may enter the canine heartworm diagnostic market in 2000. If so, our market share and average selling prices may decline, perhaps materially.

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

Our direct selling efforts may not succeed

We are increasing our efforts to sell our products directly to veterinarians, including by telesales and overt the Internet. We are inexperienced in large-scale direct selling efforts and may not be able to successfully execute this strategy. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers may be smaller than we believer.

Our profitable vaccine sales in Europe may decline soon

Merial distributes in Europe our FeLV vaccine, which we obtain from Bio-Trends. Our gross profit in 1998 on these sales of FeLV to Merial in Europe was $520,000. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

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

Net sales for the nine months ended September 30, 1999 decreased by $771,000 or 3% from the nine month period ended September 30, 1998. The decrease in net sales is due primarily to a decrease in vaccine sales of $1,499,000 or 24%, offset by a $774,000 or 516% increase in instrument sales, while diagnostic sales were flat compared to the prior year. The decreased vaccine sales reflected a decrease of 18% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial S.A.S., our OEM customer), and a 36% decrease in sales of vaccines to private label partners. The flat diagnostic sales were attributable to increased competition in the canine heartworm market, both from former Synbiotics distributors who now carry competitor's products and from a new Heska Corporation product, blunting the growth of the Company's Witness(R) canine heartworm product, which nonetheless had a fine success, and reducing our sales of older-generation ICT GOLD HW and VetRED(R) products The Company's instrument business, which was acquired in March, 1998 contributed 4% of sales for the first nine months of 1999, compared with less than 1% for the prior year. The increased sales of instruments are due primarily to the Company's SCA 2000(TM) blood coagulation timing instrument which was introduced in the second quarter of 1999, as well as growth in the sale of ProChem(R) instruments and consumables.

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

Although veterinary products manufacturers, including the Company, have traditionally relied on distributors, the Company has been increasing its direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, the Company stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999. Direct-to-veterinarian sales exceeded distributor sales in each of the months of the third quarter of 1999; they had never done so in any previous month.

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

Selling and marketing expenses during the third quarter of 1999 increased by $314,000 or 23% over the third quarter of 1998, and increased $951,000 or 21% over the nine months ended September 30, 1998. The increases are due primarily to the addition of an outbound direct-to-veterinarian telemarketing group during the third quarter of 1998 and additional new hires in the third quarter of 1999, expenses for increasing Internet selling capabilities, increased royalties due to the 1998 introduction of the WITNESS(R) products, an increase in the field sales force during the fourth quarter of 1998 and an increase in promotional programs. Selling and marketing expenses as a percentage of net sales were 29% and 21% during the third quarter of 1999 and 1998, respectively, and were 23% and 19% during the nine months ended September 30, 1999 and 1998, respectively.

General and administrative expenses during the third quarter of 1999 did not change significantly from the third quarter of 1998, and increased $681,000 or 19% over the nine months ended September 30, 1998. The nine month increase is due primarily to legal expenses related to the Heska patent litigation, and the fact that $463,000 of legal fees related to the settlement of patent litigation was reclassified from general and administrative expenses in the third quarter of 1998. General and administrative expenses as a percentage of net sales were 26% and 23% during the third quarters of 1999 and 1998, respectively, and were 18% and 15% during the nine months ended September 30, 1999 and 1998, respectively.

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