Form 10QSB/A
period 1999-03-31
SYNBIOTICS CORP
filed 2000-04-13
CIK 719483

                                                                           DRAFT
--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

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


--------------------------------------------------------------------------------

In March 1999, we recognized $1,453,000 of non-refundable license fee revenue related to the amendment of a supply agreement with Merial Limited ("Merial") in exchange for giving Merial broadened U.S. distribution rights. After initial consultations with our independent accounting firm, and based on our belief that our future commitment would be insignificant, we recorded the $1,453,000 cash received as revenue in the first quarter of 1999. Upon further review of the facts and circumstances, we remain contractually obligated to continue to supply Merial with product under this agreement. Based on this, and recent trends in the accounting profession, we decided it would be more appropriate to recognize the revenue over the remaining six year life of the supply agreement even though the cash was received. As a result, we are amending our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 to reflect the adjustment to the license fee revenue.


                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                                     Page
                                                                                     ----
Part I    Condensed Consolidated Statement of Operations and Comprehensive
          Income - Three months ended March 31, 1999 and 1998                           3

          Condensed Consolidated Balance Sheet -
          March 31, 1999 and December 31, 1998                                          4

          Condensed Consolidated Statement of Cash Flows -
          Three months ended March 31, 1999 and 1998                                    5

          Notes to Condensed Consolidated Financial Statements                          6

          Management's Discussion and Analysis or Plan of Operation                     9


Part II   Other Information                                                            16

                                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)
-----------------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                        ------------------------------------------
                                                                                1999                     1998
                                                                        -----------------         ----------------
Revenues:
    Net sales                                                           $       9,390,000         $      8,801,000
    License fees                                                                   61,000
    Royalties                                                                       3,000                   74,000
                                                                        -----------------         ----------------
                                                                                9,454,000                8,875,000
                                                                        -----------------         ----------------

Operating expenses:
    Cost of sales                                                               4,080,000                4,046,000
    Research and development                                                      560,000                  521,000
    Selling and marketing                                                       2,018,000                1,591,000
    General and administrative                                                  1,414,000                1,239,000
                                                                        -----------------         ----------------
                                                                                8,072,000                7,397,000
                                                                        -----------------         ----------------

Income from operations                                                          1,382,000                1,478,000

Other income (expense):
    Interest, net                                                                (327,000)                (258,000)
                                                                        -----------------         ----------------

Income before income taxes                                                      1,055,000                1,220,000

Provision for (benefit from) income taxes                                         465,000                  530,000
                                                                        -----------------         ----------------

Income before extraordinary item                                                  590,000                  690,000

Early extinguishment of debt, net of tax                                          116,000
                                                                        -----------------         ----------------

Net income                                                                        706,000                  690,000

Cumulative translation adjustment                                                (904,000)                (247,000)
                                                                        -----------------         ----------------

Comprehensive (loss) income                                             $        (198,000)        $        443,000
                                                                        =================         ================
Basic income per share:
    Income from continuing operations                                   $            0.06         $           0.07
    Early extinguishment of debt, net of tax                                         0.01
                                                                        -----------------         ----------------

    Net income                                                          $            0.07         $           0.07
                                                                        =================         ================

Diluted income per share:
    Income from continuing operations                                   $            0.06         $           0.07
    Early extinguishment of debt, net of tax                                         0.01
                                                                        -----------------         ----------------

    Net income                                                          $            0.07         $           0.07
                                                                        =================         ================

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet
------------------------------------

                                                                                        March 31,           December 31,
                                                                                          1999                 1998
                                                                                      -------------       --------------
                                                                                       (unaudited)           (audited)
Assets
Current assets:
    Cash and equivalents                                                              $   5,914,000       $    4,357,000
    Securities available for sale                                                         1,372,000            1,613,000
    Accounts receivable                                                                   5,388,000            4,135,000
    Inventories                                                                           5,669,000            5,179,000
    Deferred tax assets                                                                     399,000              341,000
    Other current assets                                                                    655,000              820,000
                                                                                      -------------       --------------

    Total current assets                                                                 19,397,000           16,445,000

Property and equipment, net                                                               2,033,000            1,774,000
Goodwill                                                                                 12,920,000           13,372,000
Deferred tax assets                                                                       7,460,000            7,873,000
Deferred debt issuance costs                                                                605,000              653,000
Other assets                                                                              4,938,000            5,329,000
                                                                                      -------------       --------------

                                                                                      $  47,353,000       $   45,446,000
                                                                                      =============       ==============
Liabilities and Shareholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                                             $   6,725,000       $    5,217,000
    Current portion of long-term debt                                                     1,000,000            2,000,000
    Income taxes payable                                                                    113,000
    Deferred revenue                                                                        242,000
                                                                                      -------------       --------------

    Total current liabilities                                                             8,080,000            7,217,000
                                                                                      -------------       --------------
Long-term debt                                                                            6,512,000            6,716,000
Deferred revenue                                                                          1,151,000
Other liabilities                                                                         1,398,000            1,369,000
                                                                                      -------------       --------------

                                                                                          9,061,000            8,085,000
                                                                                      -------------       --------------

Mandatorily redeemable common stock                                                       2,317,000            2,287,000
                                                                                      -------------       --------------
Non-mandatorily redeemable common stock and other shareholders' equity:
    Common stock, no par value, 24,800,000 share authorized,
       8,352,000 and 8,246,000 shares issued and outstanding at
       March 31, 1999 and December 31, 1998                                              38,401,000           38,134,000
    Common stock warrants                                                                 1,003,000            1,003,000
    Accumulated other comprehensive (loss) income                                          (408,000)             496,000
    Accumulated deficit                                                                 (11,101,000)         (11,776,000)
                                                                                      -------------       --------------

    Total non-mandatorily redeemable common stock and other shareholders' equity         27,895,000           27,857,000
                                                                                      -------------       --------------

                                                                                      $  47,353,000       $   45,446,000
                                                                                      =============       ==============

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                                                Three Months Ended March 31,
                                                                                               -------------------------------
                                                                                                    1999              1998
                                                                                               ------------      -------------
Cash flows from operating activities:
Net income                                                                                     $    706,000      $     690,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
   Depreciation and amortization                                                                    608,000            534,000
   Early extinguishment of debt                                                                    (200,000)
   Changes in assets and liabilities:
      Account receivable                                                                         (1,253,000)        (1,454,000)
      Inventories                                                                                  (490,000)           638,000
      Deferred taxes                                                                                355,000            493,000
      Other assets                                                                                  577,000           (149,000)
      Accounts payable and accrued expenses                                                       1,637,000            496,000
      Income taxes payable                                                                          113,000             23,000
      Deferred revenue                                                                            1,393,000
      Other liabilities                                                                              29,000
                                                                                               ------------      -------------

Net cash provided by operating activities                                                         3,475,000          1,271,000
                                                                                               ------------      -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                           (343,000)          (212,000)
   Proceeds from sale of securities available for sale                                              241,000            414,000
                                                                                               ------------      -------------

Net cash (used for) investing activities                                                           (102,000)           202,000
                                                                                               ------------      -------------
Cash flows from financing activities:
   Payments of long-term debt                                                                    (1,050,000)          (250,000)
   Mandatorily redeemable stock issuance costs                                                                         (16,000)
   Proceeds from issuance of common stock, net                                                      138,000            (66,000)
                                                                                               ------------      -------------

Net cash (used for) financing activities                                                           (912,000)          (332,000)
                                                                                               ------------      -------------
Net increase in cash and equivalents                                                              2,461,000          1,141,000

Effect of exchange rates on cash                                                                   (904,000)          (247,000)

Cash and equivalents - beginning of period                                                        4,357,000          2,190,000
                                                                                               ------------      -------------

Cash and equivalents - end of period                                                           $  5,914,000      $   3,084,000
                                                                                               ============      =============

    See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Extraordinary Item:

In February 1999, the Company repaid the $1,000,000 note issued in conjunction with the March 1998 acquisition of Prisma Acquisition Corp., which was due in March 1999, for $800,000. As a result, in the first quarter of 1999 the Company recognized a $116,000 extraordinary gain upon early extinguishment of the debt, net of income taxes totaling $84,000.


Note 3 - Inventories:

Inventories consist of the following:

                                               March 31,   December 31,
                                                 1999          1998
                                              -----------  -------------
                                              (unaudited)    (audited)
Raw materials                                 $2,265,000     $2,219,000
Work in progress                                 839,000        904,000
Finished goods                                 2,565,000      2,056,000
                                              ----------     ----------

                                              $5,669,000     $5,179,000
                                              ==========     ==========

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - Income per Share:

The following is a reconciliation of net income and share amounts used in the computations of income per share:

                                                                                             Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                 1999            1998
                                                                                                 ----            ----
                                                                                               (unaudited)    (unaudited)
Basic net income used:
 Income from continuing operations                                                              $  590,000    $  690,000

 Less accretion of mandatorily redeemable common stock                                             (31,000)      (36,000)
                                                                                                ----------    ----------
 Income from continuing operations used in computing basic income
  from continuing operations per share                                                             559,000       654,000

 Early extinguishment of debt, net of tax                                                          116,000
                                                                                                ----------    ----------
 Net income used in computing basic net income per share                                        $  675,000    $  654,000)
                                                                                                ==========    ==========
Diluted net income used:
 Income from continuing operations                                                              $  590,000    $  690,000

 Less accretion of mandatorily redeemable common stock                                             (31,000)      (36,000)

 Add interest upon assumed conversion of debt                                                                      2,000
                                                                                                ----------    ----------
 Income from continuing operations used in computing diluted income
  from continuing operations per share                                                             559,000       656,000

 Early extinguishment of debt, net of tax                                                          116,000
                                                                                                ----------    ----------
 Net income used in computing diluted net income per share                                      $  675,000    $  656,000
                                                                                                ==========    ==========
Shares used:
 Weighted average common shares outstanding used in computing basic income per share             8,920,000     8,414,000

 Weighted average options and warrants to purchase common stock as determined by
  application of the treasury method                                                               349,000       444,000

 Weighted average shares of common stock issued upon assumed conversion of debt                                  321,000
                                                                                                ----------    ----------
 Shares used in computing diluted income per share                                               9,269,000     9,179,000
                                                                                                ==========    ==========

Warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net income per share for the three months ended March 31, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods.

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1999              1998
                                            ----              ----
                                         (unaudited)      (unaudited)

Diagnostics                             $ 7,390,000      $ 7,191,000
Vaccines                                  1,758,000        1,610,000
Instruments                                 242,000
Other revenues                               64,000           74,000
                                        -----------      -----------

                                        $ 9,454,000      $ 8,875,000
                                        ===========      ===========

The following are revenues and long-lived asset information by geographic area:


                                          Three Months Ended March 31,
                                          ----------------------------
                                            1999              1998
                                            ----              ----
                                         (unaudited)      (unaudited)
Revenues:
 United States                          $ 6,396,000      $ 6,357,000
 France                                   1,404,000        1,622,000
 Other foreign countries                  1,654,000          896,000
                                        -----------      -----------

                                        $ 9,454,000      $ 8,875,000
                                        ===========      ===========


                                          March 31,        December 31,
                                        -----------        ------------
                                            1999              1998
                                            ----              ----
                                        (unaudited)        (audited)

Long-lived assets:
 United States                          $15,224,000      $13,038,000
 France                                   5,272,000        8,090,000
                                        -----------      -----------

                                        $20,496,000      $21,128,000
                                        ===========      ===========

The Company had sales to one customer totaling $1,806,000 during the three months ended March 31, 1999. During the three months ended March 31, 1998, sales to two customers totaled $3,035,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The information contained in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Quarterly Report on Form 10-QSB/A contains both historical financial information and forward-looking statements. We do not provide forecasts of future financial performance. While we are optimistic about our long-term prospects, the historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating our forward-looking statements and assessing our future financial condition, results of operations and cash flows:

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

Our canine heartworm products constitute a large portion of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

Although we generated profits for the years ended December 31, 1997 and 1996, we did not achieve profitability for the year ended December 31, 1998 and we have had a history of losses. We have incurred a consolidated accumulated deficit of $11,101,000 at March 31, 1999. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

We depend on third party manufacturers

We contract for the manufacture of some of our products, including all of our vaccines, our Witness(R), VetRED(R) and ICT Gold(TM) diagnostic kits. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness(R), VetRED(R) and ICT Gold(TM) are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

          .  reduced control over delivery schedules;

          .  quality assurance;

          .  manufacturing yields and costs;

          . the potential lack of adequate capacity during periods of excess demand;

          .  limited warranties on products supplied to us; and

          . increases in prices and the potential misappropriation of our intellectual property.

If our third party manufacturers fail to supply us with an adequate number of finished products, our business would be significantly harmed. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits.

In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), our supplier of feline leukemia virus ("FeLV") vaccine, declared that our previously exclusive worldwide rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by us. We have filed an arbitration action against Bio-Trends, seeking a declaration that our rights remain exclusive. An arbitrator has scheduled the hearing in the action for May 1999. In addition, in February 1999, Binax, Inc. ("Binax"), the licensor and manufacturer of our ICT Gold products, purported to invoke a contract clause, based on number of products marketed, which could conceivably result in our losing the right to sell the products. We have denied that Binax is entitled to invoke the clause, but we have entered into negotiations with Binax regarding the reversion of certain license rights. In the event that we were to lose our right to sell these products, we believe that we would be able to replace most of the lost sales with sales of our other canine heartworm diagnostic and FeLV diagnostic products. Binax has indicated that it does not propose to deprive us of our right to sell the ICT Gold canine heartworm diagnostic product.

In addition, sales of our feline leukemia virus ("FeLV") vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless our manufacturer, Bio-Trends International, Inc. ("Bio-Trends"), obtains European Union regulatory approvals for its manufacturing facilities. Loss of these sales would have a material adverse effect on our profitability and our cash flows.

If we encounter delays or difficulties in our relationships with our manufacturers, the resulting problems could have a material adverse effect on us. In fact, all of our vaccine products (exclusive of our FeLV and canine corona virus products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which we believe will occur during the third quarter of 1999. Sales of the affected products totaled $2,073,000, $1,596,000 and $1,225,000 during 1998, 1997 and 1996, respectively.

We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel

During the year ended December 31, 1998, sales to two distributors totaled 33% of our net sales. Because we have historically depended upon distributors for such a large portion of our sales, our ability to establish and maintain an adequate sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has and could continue to make some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. Although we have rescinded this policy, we do not expect to get the distributors back to any meaningful extent. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

Our direct selling efforts may not succeed

We are increasing our efforts to sell our products directly to veterinarians, including by telesales and over the Internet. We are inexperienced in large-scale direct selling efforts and may not be able to successfully execute this strategy. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers may be smaller than we believe.

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

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the 1998 acquisition of Prisma Acquisition Corp. ("Prisma"), the 1997 acquisition of the veterinary diagnostics business of Synbiotics Europe SAS ("SBIO-E"), or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

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

Our canine heartworm business is seasonal

Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large-animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instrument products will also reduce our seasonality.

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

Also, litigation is costly regardless of its outcome and can requires significant management attention. For example, in 1997, Barnes-Jewish Hospital filed an action against claiming that our canine heartworm diagnostic products infringe their patent. We settled this lawsuit, but there can be no assurance that we would be able to resolve similar incidents in the future.

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

For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of feline leukemia virus vaccine to Merial S.A.S. or other distributors for resale in Europe will be at risk unless Bio-Trends, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

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

Results of Operations

Our net sales for the first quarter of 1999 increased by $589,000 or 7% over the first quarter of 1998. The increase reflects an increase in our sales of diagnostic products of $440,000 and an increase in our vaccine product sales of $149,000. The increase in our sales of diagnostic products is due to an increase in canine heartworm diagnostics sales of 9% and an increase in feline diagnostics sales of 8%. Our increased canine heartworm diagnostics sales were due to increases in the sales of our rapid canine heartworm diagnostic tests, resulting from the success of our WITNESS(R) product (which we introduced in the U.S. in the third quarter of 1998), and further increases in sales of our DiroCHEK(R) products; however, our sales of our canine heartworm diagnostic products have been impacted by increased competition. The increase in our feline diagnostic sales was due to a full quarter of sales of our WITNESS(R) FeLV diagnostic test which we introduced at the end of the first quarter of 1998, offset by a decrease in the sales of our feline heartworm diagnostic test which we launched in the first quarter of 1998. The increase in our companion animal diagnostic sales was offset by decreases in large-animal diagnostic sales for SBIO-E of 14% due to one-time sales in the first quarter of 1998 relating to the changing of distribution partners. These one-time sales of approximately $800,000 in the first quarter of 1998 were also at reduced prices which negatively impacted our gross margins during the first quarter of 1998. Our increased vaccine sales reflected an increase of 69% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), offset by a 6% decrease in sales of vaccines to private label partners. Our instrument business, which was acquired in March 1998, contributed 3% of sales for the first quarter of 1999. Our net sales in countries other than the U.S. and France in the first quarter of 1999 increased by $758,000 or 84% over the first quarter of 1998, reflecting the transition of SBIO-E's business from distribution to direct sales.

All of our vaccine products (exclusive of our FeLV vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which we believe will occur during the third quarter of 1999. Sales of the affected products totaled $2,073,000 and $1,596,000 during 1998 and 1997, respectively.

Although veterinary products manufacturers, including us, have traditionally relied on distributors, we have been increasing our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999

Our cost of sales as a percentage of our net sales was 43% during the first quarter of 1999 compared to 46% during the first quarter of 1998 (i.e., our gross margin increased to 57% from 54%). The higher gross margin is a direct result of two factors: i) a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) SBIO-E's sales of its large-animal diagnostic products during the first quarter of 1999 carried higher margins than those during the first quarter of 1998, related to the change in distribution partners mentioned above, which were at reduced prices and which negatively impacted our gross margins. Our domestic sales (i.e., exclusive of the SBIO-E sales), during the first quarter of 1999 and 1998 had a 56% gross margin. A significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS(R), ICT GOLD HW, VetRED(R) and all vaccines are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied Bio-Trends-manufactured FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder was applied to royalties receivable from Merial), the revised supply agreement broadens Merial's U.S. distribution rights (which had been an area of ongoing discussions) and eliminates the royalty. In addition, we will work with Merial to try to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial for U.S. resale totaled $2,029,000 and $1,309,000 during 1998 and 1997, respectively. If Merial buys its FeLV vaccine for U.S. resale from Bio-Trends instead of from us, we will lose net sales but have a higher overall gross margin. In the meantime, we will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at no profit for U.S. resale. Our sales of our own VacSyn and other FeLV-labeled vaccine products, our sales of Bio-Trends supplied FeLV vaccine to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial and us were not affected by this amendment.

Our research and development expenses during the first quarter of 1999 increased $39,000 or 7% over the first quarter of 1998. The increase is primarily due to an increase in personnel costs resulting from the March 1998 acquisition of Prisma, offset by a decrease in external research and development projects. Our research and development expenses as a percentage of our net sales were 6% during the first quarters of 1999 and 1998. We expects our research and development expenses to increase during the remainder of 1999 due to further development of our instrument product line.

Our selling and marketing expenses during the first quarter of 1999 increased by $427,000 or 27% over the first quarter of 1998. The increase is due primarily to the addition of an outbound telemarketing group during the third quarter of 1998, increased royalties due to the 1998 introduction of our WITNESS(R) products, an increase in our field sales force during the fourth quarter of 1998 and an increase in promotional programs. Our selling and marketing expenses as a percentage of our net sales were 21% and 18% during the first quarter of 1999 and 1998, respectively. We will continue to increase our investment in sales and marketing to expand our field sales force and our telemarketing and Internet sales efforts.

Our general and administrative expenses during the first quarter of 1999 increased by $175,000 or 14% over the first quarter of 1998. The increase is due primarily to an increase in personnel costs resulting from the March 1998 acquisition of Prisma. Our general and administrative expenses as a percentage of our net sales were 15% during the first quarters of 1999 and 1998. Our royalty income during the first quarter of 1999 decreased $71,000 or 96% from the first quarter of 1999. As a result of the amended supply agreement with Merial (see above), we will no longer receive royalties beginning in 1999. Our royalty income totalled $317,000 and $332,000 during 1998 and 1997, respectively.

Our net interest expense during the first quarter of 1999 increased by $69,000 over the first quarter 1998 due to a higher number of days of interest expense related to the debt incurred to a former stockholder of Prisma and increasing amortization of debt issuance costs and debt discount, incurred in conjunction with the acquisition of SBIO-E.

Our combined effective tax rate was 44% during the first quarter of 1999 as compared to 43% during the first quarter of 1998. The increase in our effective rate is due primarily to an increase in our state income tax expense resulting from certain states' taxes being calculated on our net worth rather than our net income.

Financial Condition

We believe that our present capital resources, which included working capital of $11,319,000 at March 31, 1999, are sufficient to meet our current working capital needs and service our debt for at least the next twelve months.
However, pursuant to a debt agreement with Banque Paribas, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of March 31, 1999, we had outstanding principal balances on our Banque Paribas debt of $8,250,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on our revolving line of credit.

In February 1999, we repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $116,000 extraordinary gain, net of income taxes totalling $84,000, during the first quarter of 1999.

Our operations have become seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations SBIO-E have reduced our seasonality as sales of their large-animal diagnostic products tend to occur evenly throughout the. We believe that increased sales of our instruments and supplies would also reduce our seasonality.

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

We have determined that the financial systems used in our U.S. operations are not year 2000 compliant. Although the software manufacturer has provided the necessary software to make the systems year 2000 compliant, we have also determined that our current information system is inadequate to meet our growth goals and objectives. We have selected an enterprise resource planning system, and began implementation of the new system in March 1999. The total cost of the new system (including software, hardware and implementation) is expected to be approximately $1,000,000, for which we have obtained lease financing. The new system is year 2000 compliant.

The computer systems of SBIO-E are not affected by the year 2000 issue as new systems were implemented during 1998, and those systems are year 2000 compliant. We have also determined that our telephone systems and equipment used in our manufacturing and research and development processes are year 2000 compliant.

We have been notified by our major suppliers and customers that they are testing their systems for year 2000 compliance, and to the best of their knowledge those systems are year 2000 compliant. In the event that these suppliers' and customers' systems in fact fail to become year 2000 compliant and the suppliers and customers suffer disruptions in their own operations, there could be a material adverse impact on our results of operations and financial condition beginning in 2000. The greatest disruption would occur if third-party manufacturers of our diagnostic products and vaccines were interrupted due to their own, or their own suppliers', year 2000 problems.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

No material changes.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               4.3.2 Waiver and Second Amendment to $15,000,000 Credit Arrangement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, Dated January 12, 1999.

               10.9 Employment Contract between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1997+.

               10.41.2 Third Amendment to Distribution Agreement between the Registrant and Merial Limited, dated as of July 1, 1998.

               27 Financial Data Schedule (for electronic filing purposes only).

               ___________________

               +         Management contract.

         (b)   Reports on Form 8-K
               -------------------

               None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SYNBIOTICS CORPORATION


Date: April 10, 2000           /s/ Michael K. Green
                               -------------------------------------------------
                               Michael K. Green
                               Senior Vice President and Chief Financial Officer
                               (signing both as a duly authorized officer and as
                               principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------

4.3.2 Waiver and Second Amendment to $15,000,000 Credit Agreement Among the Registrant, the Banks Named Therein and Banque Paribas, as Agent, dated January 12, 1999.

10.9 Employment Agreement between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1997+.

10.41.2 Third Amendment to Distribution Agreement between the Registrant and Merial Limited, dated as of July 1, 1998.

27             Financial Data Schedule (for electronic filing purposes only).

______________________

+   Management contract.