Form 10QSB/A
period 1999-06-30
SYNBIOTICS CORP
filed 2000-04-13
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

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

In March 1999, we recognized $1,453,000 of non-refundable license fee revenue related to the amendment of a supply agreement with Merial Limited ("Merial") in exchange for giving Merial broadened U.S. distribution rights. After initial consultations with our independent accounting firm, and based on our belief that our future commitments would be insignificant, we recorded the $1,453,000 cash received as revenue in the first quarter of 1999. Upon further review of the facts and circumstances, we remain contractually obligated to continue to supply Merial with product under this agreement. Based on this, and recent trends in the accounting profession, we decided it would be more appropriate to recognize the revenue over the remaining six year life of the supply agreement even though the cash was received. As a result, we are amending our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 to reflect the adjustment to the license fee revenue.


                            SYNBIOTICS CORPORATION

                                     INDEX


                                                                                                       Page
                                                                                                      -----
Part I                Condensed Consolidated Statement of Operations and Comprehensive Income -
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

                        PART I - FINANCIAL INFORMATION

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
------------------------------------------------------------------------------
(unaudited)
-----------

                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                       -----------------------------      -----------------------------
                                                           1999             1998              1999             1998
                                                       ------------     ------------      ------------     ------------
Revenues:
  Net sales                                            $  8,336,000     $  8,936,000      $ 17,726,000     $ 17,737,000
  License fees                                               66,000                            126,000
  Royalties                                                   2,000           65,000             5,000          139,000
                                                       ------------     ------------      ------------     ------------

                                                          8,404,000        9,001,000        17,857,000       17,876,000

Operating expenses:
  Cost of sales                                           3,409,000        3,859,000         7,486,000        7,905,000
  Research and development                                  576,000          592,000         1,136,000        1,113,000
  Selling and marketing                                   1,782,000        1,572,000         3,800,000        3,163,000
  General and administrative                              1,401,000          880,000         2,816,000        2,119,000
  Patent litigation settlement                                             4,601,000                          4,601,000
                                                       ------------     ------------      ------------     ------------

                                                          7,168,000       11,504,000        15,238,000       18,901,000
                                                       ------------     ------------      ------------     ------------

Income (loss) from operations                             1,236,000       (2,503,000)        2,619,000       (1,025,000)

Other income (expense):
  Interest, net                                            (286,000)        (258,000)         (613,000)        (515,000)
                                                       ------------     ------------      ------------     ------------

Income (loss) before income taxes                           950,000       (2,761,000)        2,006,000       (1,540,000)

Provision for (benefit from) income taxes                   477,000       (1,148,000)          942,000         (618,000)
                                                       ------------     ------------      ------------     ------------

Income before extraordinary item                            473,000       (1,613,000)        1,064,000         (922,000)

Early extinguishment of debt, net of tax                                                       116,000
                                                       ------------     ------------      ------------     ------------

Net income (loss)                                           473,000       (1,613,000)        1,180,000         (922,000)

Cumulative translation adjustment                          (350,000)         188,000        (1,254,000)         (60,000)
                                                       ------------     ------------      ------------     ------------

Comprehensive income (loss)                            $    123,000     $ (1,425,000)     $    (74,000)    $   (982,000)
                                                       ============     ============      ============     ============

Basic income (loss) per share:
  Income (loss) from continuing operations             $       0.05     $      (0.19)     $       0.11     $      (0.12)
  Early extinguishment of debt, net of tax                                                        0.01
                                                       ------------     ------------      ------------     ------------

  Net income (loss)                                    $       0.05     $      (0.19)     $       0.12     $      (0.12)
                                                       ============     ============      ============     ============

Diluted income (loss) per share:
  Income (loss) from continuing operations             $       0.05     $      (0.19)     $       0.11     $      (0.12)
  Early extinguishment of debt, net of tax                                                        0.01
                                                       ------------     ------------      ------------     ------------

  Net income (loss)                                  $         0.05     $      (0.19)     $       0.12     $      (0.12)
                                                       ============     ============      ============     ============

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet
------------------------------------

                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                               ------------        ------------
                                                                                (unaudited)          (audited)
Assets
Current assets:
     Cash and equivalents                                                      $  5,610,000        $  4,357,000
     Securities available for sale                                                1,384,000           1,613,000
     Accounts receivable                                                          5,075,000           4,135,000
     Inventories                                                                  5,620,000           5,179,000
     Deferred tax assets                                                            279,000             341,000
     Other current assets                                                           621,000             820,000
                                                                               ------------        ------------

     Total current assets                                                        18,589,000          16,445,000

Property and equipment, net                                                       2,026,000           1,774,000
Goodwill                                                                         12,603,000          13,372,000
Deferred tax assets                                                               7,181,000           7,873,000
Deferred debt issuance costs                                                        551,000             653,000
Other assets                                                                      4,674,000           5,329,000
                                                                               ------------        ------------

                                                                               $ 45,624,000        $ 45,446,000
                                                                               ============        ============

Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                     $  4,255,000        $  5,217,000
     Current portion of long-term debt                                            1,000,000           2,000,000
     Income taxes payable                                                           186,000
     Deferred revenue                                                               242,000
                                                                               ------------        ------------

     Total current liabilities                                                    5,683,000           7,217,000
                                                                               ------------        ------------

Long-term debt                                                                    6,314,000           6,716,000
Deferred revenue                                                                  1,090,000
Other liabilities                                                                 1,429,000           1,369,000
                                                                               ------------        ------------

                                                                                  8,833,000           8,085,000
                                                                               ------------        ------------

Mandatorily redeemable common stock                                               2,349,000           2,287,000
                                                                               ------------        ------------

Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
        8,548,000 and 8,246,000 shares issued and outstanding at
        June 30, 1999 and December 31, 1998                                      39,172,000          38,134,000
     Common stock warrants                                                        1,003,000           1,003,000
     Accumulated other comprehensive income                                        (758,000)            496,000
     Accumulated deficit                                                        (10,658,000)        (11,776,000)
                                                                               ------------        ------------
     Total non-mandatorily redeemable common stock and other
        shareholders' equity                                                     28,579,000          27,857,000
                                                                               ------------        ------------
                                                                               $ 45,624,000        $ 45,446,000
                                                                               ============        ============

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                              Six Months Ended June 30,
                                                                           --------------------------------
                                                                               1999                1998
                                                                           ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                          $  1,180,000        $   (922,000)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                            1,231,000             929,000
     Early extinguishment of debt                                              (200,000)
     Changes in assets and liabilities:
        Account receivable                                                     (940,000)         (1,680,000)
        Inventories                                                            (441,000)            (15,000)
        Deferred taxes                                                          754,000            (664,000)
        Other assets                                                            707,000            (177,000)
        Accounts payable and accrued expenses                                  (246,000)            833,000
        Income taxes payable                                                    186,000             (91,000)
        Deferred revenue                                                      1,332,000
        Other liabilities                                                        59,000           3,922,000
                                                                           ------------        ------------

Net cash provided by operating activities                                     3,685,000           2,135,000
                                                                           ------------        ------------

Cash flows from investing activities:
     Acquisition of property and equipment                                     (432,000)           (252,000)
     Investment in securities available for sale                                                   (133,000)
     Proceeds from sale of securities available for sale                        229,000
                                                                           ------------        ------------

Net cash (used for) investing activities                                       (203,000)           (385,000)
                                                                           ------------        ------------

Cash flows from financing activities:
     Payments of long-term debt                                              (1,300,000)           (633,000)
     Mandatorily redeemable stock issuance costs                                                    (16,000)
     Proceeds from issuance of common stock, net                                325,000             (63,000)
                                                                           ------------        ------------

Net cash (used for) financing activities                                       (975,000)           (712,000)
                                                                           ------------        ------------

Net increase in cash and equivalents                                          2,507,000           1,038,000

Effect of exchange rates on cash                                             (1,254,000)            (60,000)

Cash and equivalents - beginning of period                                    4,357,000           2,190,000
                                                                           ------------        ------------

Cash and equivalents - end of period                                       $  5,610,000        $  3,168,000
                                                                           ============        ============

    See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the three and six month periods ended June 30, 1999 and 1998 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 3 - Inventories:

Inventories consist of the following:

                                                June 30,       December 31,
                                                  1999             1998
                                               -----------     -------------
                                               (unaudited)       (audited)

Raw materials                                  $2,331,000        $2,219,000
Work in progress                                  786,000           904,000
Finished goods                                  2,503,000         2,056,000
                                               ----------        ----------

                                               $5,620,000        $5,179,000
                                               ==========        ==========

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - Earnings (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

                                                        Three Months Ended June 30,    Six months Ended June 30,
                                                       -----------------------------  ---------------------------
                                                           1999            1998           1999           1998
                                                       -------------  --------------  -------------  ------------
                                                        (unaudited)    (unaudited)     (unaudited)   (unaudited)
Basic net income (loss) used:
   Income (loss) from continuing operations             $  473,000     $(1,613,000)    $1,064,000    $ (922,000)

   Less accretion of mandatorily redeemable
     common stock                                          (31,000)        (37,000)       (62,000)      (72,000)
                                                        ----------     -----------     ----------    ----------
   Income (loss) from continuing operations
     used in computing basic income (loss)
     from continuing operations per share                  442,000      (1,650,000)     1,002,000      (994,000)

   Early extinguishment of debt, net of tax                                               116,000
                                                        ----------     -----------     ----------    ----------
   Net income (loss) used in computing basic
     net income (loss) per share                        $  442,000     $(1,650,000)    $1,118,000    $ (994,000)
                                                        ==========     ===========     ==========    ==========
Diluted net income (loss) used:
   Income (loss) from continuing operations             $  473,000     $(1,613,000)    $1,064,000    $ (922,000)

   Less accretion of mandatorily redeemable
     common stock                                          (31,000)        (37,000)        62,000       (72,000)
                                                        ----------     -----------     ----------    ----------
   Income (loss) from continuing operations
     used in computing diluted income (loss)
     from continuing operations per share                  442,000      (1,650,000)     1,002,000      (994,000)

   Early extinguishment of debt, net of tax                                               116,000
                                                        ----------     -----------     ----------    ----------
   Net income (loss) used in computing diluted
     net income (loss) per share                        $  442,000     $(1,650,000)    $1,118,000    $ (994,000)
                                                        ==========     ===========     ==========    ==========
Shares used:
   Weighted average common shares outstanding
     used in computing basic income (loss) per share     9,071,000       8,669,000      9,003,000     8,508,000

   Weighted average options and warrants to
     purchase common stock as determined by
     application of the treasury method                    381,000                        365,000
                                                        ----------     -----------     ----------    ----------
   Shares used in computing diluted income (loss)
     per share                                           9,452,000       8,669,000      9,368,000     8,508,000
                                                        ==========     ===========     ==========    ==========

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totaling 680,000 shares and 674,000 shares have been excluded from the shares used in computing diluted net loss for the three and six months ended June 30, 1998, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the three and six months ended June 30, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods, as well as their effect is anti-dilutive for the three and six months ended June 30, 1998.

Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                   Three Months Ended June 30,      Six months Ended June 30,
                                   ---------------------------      -------------------------

                                       1999           1998             1999           1998
                                       ----           ----             ----           ----
                                    (unaudited)    (unaudited)     (unaudited)     (unaudited)
Diagnostics                        $  6,748,000   $  6,472,000    $  14,138,000   $  13,664,000
Vaccines                              1,347,000      2,381,000        3,106,000       3,990,000
Instruments                             241,000         83,000          482,000          83,000
Other revenues                           68,000         65,000          131,000         139,000
                                   ------------   ------------    -------------   -------------

                                   $  8,404,000   $  9,001,000    $  17,857,000   $  17,876,000
                                   ============   ============    =============   =============

The following are revenues and long-lived asset information by geographic area:

                                   Three Months Ended June 30,      Six months Ended June 30,
                                   ---------------------------      -------------------------

                                       1999           1998             1999           1998
                                       ----           ----             ----           ----
                                    (unaudited)    (unaudited)      (unaudited)    (unaudited)
Revenues:
   United States                   $  6,189,000   $  6,573,000    $  12,585,000   $  13,515,000
   France                               814,000      1,168,000        2,202,000       2,798,000
   Other foreign countries            1,401,000      1,260,000        3,070,000       1,563,000
                                   ------------   ------------    -------------   -------------

                                   $  8,404,000   $  9,001,000    $  17,857,000   $  17,876,000
                                   ============   ============    =============   =============

                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                       ----            ----
                                                                    (unaudited)      (audited)
Long-lived assets:
   United States                                                  $  12,793,000   $  13,038,000
   France                                                             7,061,000       8,090,000
                                                                  -------------   -------------

                                                                  $  19,854,000   $  21,128,000
                                                                  =============   =============

The Company had sales to one customer totaling $1,690,000 during the three months ended June 30, 1999. Sales to one customer totaled $2,292,000 during the six months ended June 30, 1999. During the six months ended June 30, 1998, sales to two customers totaled $5,835,000.

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

Our canine heartworm products constitute a large portion of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent

We have a history of losses and an accumulated deficit

Although we generated profits for the years ended December 31, 1997 and 1996, we did not achieve profitability for the year ended December 31, 1998 and we have had a history of losses. We have incurred a consolidated accumulated deficit of $10,658,000 at June 30, 1999. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

Results of Operations

Our net sales for the second quarter of 1999 decreased by $600,000 or 7% from the second quarter of 1998. The decrease in our net sales reflects a net increase in our sales of diagnostic products of approximately $242,000, a decrease in our vaccine product sales of approximately $1,000,000 and an increase in our instrument sales of $158,000. The increase in the sales of our diagnostic products is primarily due to an increase in our canine heartworm diagnostics sales of 4%. The increased canine heartworm diagnostics sales were due to increases in the sales of our rapid canine heartworm diagnostic tests, resulting from the success of our WITNESS(R) product (which we introduced in the U.S. in the third quarter of 1998), and further increases in our DiroCHEK(R) sales; however, our sales of our canine heartworm diagnostic products have been impacted by increased competition. The decreased vaccine sales reflected a decrease of 45% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), and a 42% decrease in sales of vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines. Our instrument business, which we acquired in March 1998, contributed 3% of our sales for the second quarter of 1999, as compared with less than 1% for the prior year.

Our net sales for the six months ended June 30, 1999 decreased by $11,000 from the six month period ended June 30, 1998. The decrease in our net sales reflects a net increase in our sales of diagnostic products of approximately 3%, a decrease in our vaccine product sales of 22% and an increase in our instrument sales of 483%. The increase in the sales of our diagnostic products is due primarily to an increase in our canine heartworm diagnostic sales of 8%. The increased canine heartworm diagnostics sales were due to increases in the sales of our rapid canine heartworm diagnostic tests, resulting from the success of our WITNESS(R) product

(which we introduced in the U.S. in the third quarter of 1998), and further increases in our DiroCHEK(R) sales; however, our sales of our canine heartworm diagnostic products have been impacted by increased competition. The decreased vaccine sales reflected a decrease of 16% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer) and a 27% decrease in sales of vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines. Our instrument business, which we acquired in March, 1998, contributed 3% of sales for the first six months of 1999, compared with less than 1% for the prior year.

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

Our cost of sales as a percentage of our net sales was 41% during the second quarter of 1999 compared to 43% during the second quarter of 1998 (i.e., our gross margin increased to 59% from 57%). The higher gross margin is a direct result of three factors: i) a high percentage of our sales relate to products manufactured by us rather than by third party manufacturers; ii) a decrease in our sales of lower margin vaccines, and iii) the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS(R), ICT GOLD(TM) HW, VetRED(R) and all our vaccines are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Our cost of sales as a percentage of our net sales was 42% during the six months ended June 30, 1999 compared to 45% during the six months ended June 30, 1998 (i.e. our gross margins increased to 58% from 55%). The higher gross margins are a result of the three factors mentioned above.

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

Our research and development expenses during the second quarter of 1999 decreased $16,000 or 3% from the second quarter of 1998 and increased during the six months ended June 30, 1999 by $23,000 or 2% over the six months ended June 30, 1998. The decrease for the quarter relates to the timing of external research projects and the increase for the six months is primarily due to an increase in personnel costs resulting from the March 1998 acquisition of Prisma. Our research and development expenses as a percentage of our net sales were 7% during the second quarters of 1999 and 1998, and were 6% during the six months ended June 30, 1999 and 1998. We expect our research and development expenses to increase during the remainder of 1999 due to further development of our instrument product line.

Our selling and marketing expenses during the second quarter of 1999 increased by $210,000 or 13% over the second quarter of 1998, and increased $637,000 or 20% over the six months ended June 30, 1998. The increase is due primarily to the addition of an outbound telemarketing group during the third quarter of 1998, increased royalties due to the 1998 introduction of our WITNESS(R) products, an increase in our field sales force during the fourth quarter of 1998 and an increase in promotional programs. Our selling and marketing expenses as a percentage of our net sales were 21% and 18% during the second quarter of 1999 and 1998, respectively, and were 21% and 18% during the six months ended June 30, 1999 and 1998, respectively.

We have experienced increased competition in certain of our U.S. distribution channels, arising primarily from Heska's attempt to launch a canine heartworm diagnostic product. In response, in addition to the patent infringement lawsuit, we have significantly revised some of our distribution strategies and policies, and we continue to increase our own marketing capabilities. We will continue to increase our investment in sales and marketing to expand our field sales force and our telemarketing and Internet sales efforts. In the second quarter of 1999, we decided to require our full-line distributors to carry our heartworm diagnostics exclusively. As a result of this policy, we terminated our relationship with several of our U.S. distributors in the second quarter of 1999. We believe that our remaining exclusive distributors, coupled with our own marketing efforts, may be able to substantially mitigate the sales lost from the terminated distribution arrangements.

Our general and administrative expenses during the second quarter of 1999 increased by $521,000 or 59% over the second quarter of 1998 and increased $697,000 or 33% over the six months ended June 30, 1998. The increase is due primarily to an increase in personnel costs resulting from the March 1998 acquisition of Prisma, legal expenses related to the Heska patent litigation, and the fact that we reclassified $463,000 of legal expenses relating to settlement of patent litigation from general and administrative expenses during the second quarter of 1998. Our general and administrative expenses as a percentage of our net sales were 17% and 10% during the second quarters of 1999 and 1998, respectively, and were 16% and 12% during the six months ended June 30, 1999 and 1998, respectively.

Our royalty income during the second quarter of 1999 and for the six months ended June 30, 1999 decreased from the prior periods as a result of our amended supply agreement with Merial (see above); we will no longer receive royalties beginning in 1999. Our royalty income totalled $317,000 and $332,000 during 1998 and 1997, respectively.

Our combined effective tax rate was 47% during the first six months of 1999 as compared to 40% during the first six months of 1998. The increase in our effective rate is due primarily to an increase in our state income tax expense resulting from certain states' taxes being calculated on our net worth rather than our net income.

Our operations have become seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations SBIO-E have reduced our seasonality as sales of their large-animal diagnostic products tend to occur evenly throughout the. We believe that increased sales of our instruments and supplies would also reduce seasonality.

Financial Condition

We believe that our present capital resources, which included working capital of $12,906,000 at June 30, 1999, are sufficient to meet our current working capital needs and service our debt for at least the next twelve months. However, pursuant to a debt agreement with Banque Paribas, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of June 30, 1999, we had outstanding principal balances on our Banque Paribas debt of $8,000,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on our revolving line of credit.

In February 1999, we repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $116,000 extraordinary gain, net of income taxes totaling $84,000, during the first quarter of 1999.

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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Arbitration of Contractual Dispute Between Synbiotics Corporation and Bio-Trends
--------------------------------------------------------------------------------
International, Inc.
------------------

In November 1998, Bio-Trends International, Inc. ("Bio-Trends"), our supplier of feline leukemia virus ("FeLV") vaccine, declared our previously exclusive domestic rights to the vaccine to be non-exclusive, based on an alleged insufficiency of marketing expenditures by us. We filed an arbitration action against Bio-Trends, seeking a declaration that our rights remain exclusive. On June 9, 1999, the arbitrator ruled that our rights were no longer exclusive.


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

               10.50     1995 Stock Option/Stock Issuance Plan, as amended.

               27 Financial Data Schedule (for electronic filing purposes only).

         (b)   Reports on Form 8-K
               -------------------

               On April 2, 1999, we filed an amended Form 8-K with regard to an event dated July 9, 1997, providing revised financial statements and revised pro forma financial information pertaining to our 1997 acquisition of SBIO-E.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNBIOTICS CORPORATION


Date:  April 10, 2000               /s/ Michael K. Green
                                    ------------------------------------------
                                    Michael K. Green
                                    Senior Vice President and Chief Financial
                                    Officer (signing both as a duly authorized
                                    officer and as principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.    Exhibit
----------     -------

10.49 Amendment Number Three To Agreement Regarding Licensing, Development, Marketing and Manufacturing between the Registrant and Binax, Inc. dated April 20, 1999.

10.50          1995 Stock Option/Stock Issuance Plan, as amended.

27             Financial Data Schedule (for electronic filing purposes only).