Form 10QSB/A
period 1999-09-30
SYNBIOTICS CORP
filed 2000-04-13
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

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

In March 1999, we recognized $1,453,000 of non-refundable license fee revenue related to the amendment of a supply agreement with Merial Limited ("Merial") in exchange for giving Merial broadened U.S. distribution rights. After initial consultations with our independent accounting firm, and based on our belief that our future commitments would be insignificant, we recorded the $1,453,000 cash received as revenue in the first quarter of 1999. Upon further review of the facts and circumstances, we remain contractually obligated to continue to supply Merial with product under this agreement. Based on this, and recent trends in the accounting profession, we decided it would be more appropriate to recognize the revenue over the remaining six year life of the supply agreement even though the cash was received. As a result, we are amending our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999 to reflect the adjustment to the license fee revenue.


                            SYNBIOTICS CORPORATION


                                     INDEX

                                                                            Page
                                                                            ----
Part I    Condensed Consolidated Statement of Operations and Comprehensive
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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive (Loss)
-----------------------------------------------------------------------
(unaudited)
-----------

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     --------------------------------      --------------------------------
                                                          1999              1998                1999              1998
                                                     -------------       ------------      -------------    ---------------
Revenues:
     Net sales                                       $   5,975,000       $ 6,735,000       $  23,701,000    $ 24,472,000
     License fees                                           61,000                               187,000
     Royalties                                               3,000            89,000               8,000         229,000
                                                     -------------       -----------       -------------    ------------
                                                         6,039,000         6,824,000          23,896,000      24,701,000
                                                     -------------       -----------       -------------    ------------

Operating expenses:
     Cost of sales                                       3,893,000         3,820,000          11,380,000      11,725,000
     Research and development                              508,000           590,000           1,644,000       1,703,000
     Selling and marketing                               1,742,000         1,428,000           5,542,000       4,591,000
     General and administrative                          1,531,000         1,546,000           4,346,000       3,665,000
     Patent litigation settlement                                                                              4,601,000
                                                     -------------       -----------       -------------    ------------

                                                         7,674,000         7,384,000          22,912,000      26,285,000
                                                     -------------       -----------       -------------    ------------

(Loss) income from operations                           (1,635,000)         (560,000)            984,000      (1,584,000)

Other income (expense):
     Interest, net                                        (314,000)         (358,000)           (926,000)       (873,000)
                                                     -------------       -----------       -------------    ------------

(Loss) income before income taxes                       (1,949,000)         (918,000)             58,000      (2,457,000)

(Benefit from) provision for income taxes                 (650,000)         (175,000)            292,000        (792,000)
                                                     -------------       -----------       -------------    ------------

(Loss) before extraordinary item                        (1,299,000)         (743,000)           (234,000)     (1,665,000)

Early extinguishment of debt, net of tax                                                         116,000
                                                     -------------       -----------       -------------    ------------

Net (loss)                                              (1,299,000)         (743,000)           (118,000)     (1,665,000)

Cumulative translation adjustment                          323,000           616,000            (931,000)        556,000
                                                     -------------       -----------       -------------    ------------

Comprehensive (loss)                                 $    (976,000)      $  (127,000)      $  (1,049,000)   $ (1,109,000)
                                                     =============       ===========       =============    ============
Basic (loss) per share:
     (Loss) from continuing operations               $       (0.15)      $     (0.09)      $       (0.04)   $      (0.21)
     Early extinguishment of debt, net of tax                                                       0.01
                                                     -------------       -----------       -------------    ------------

     Net (loss)                                      $       (0.15)      $     (0.09)      $       (0.03)   $      (0.21)
                                                     =============       ===========       =============    ============

Diluted (loss) per share:
     (Loss) from continuing operations               $       (0.15)      $     (0.09)      $       (0.04)   $      (0.21)
     Early extinguishment of debt, net of tax                                                       0.01
                                                     =============       ===========       =============    ============

     Net (loss)                                      $       (0.15)      $     (0.09)      $       (0.03)   $      (0.21)
                                                     =============       ===========       =============    ============

   See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet
------------------------------------

                                                                                  September 30,     December 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                   (unaudited)        (audited)
Assets
Current assets:
     Cash and equivalents                                                         $   4,144,000    $   4,357,000
     Securities available for sale                                                    2,760,000        1,613,000
     Accounts receivable                                                              3,942,000        4,135,000
     Inventories                                                                      5,561,000        5,179,000
     Deferred tax assets                                                                467,000          341,000
     Other current assets                                                               787,000          820,000
                                                                                  -------------    -------------

     Total current assets                                                            17,661,000       16,445,000

Property and equipment, net                                                           2,095,000        1,774,000
Goodwill                                                                             12,490,000       13,372,000
Deferred tax assets                                                                   7,445,000        7,873,000
Deferred debt issuance costs                                                            498,000          653,000
Other assets                                                                          4,593,000        5,329,000
                                                                                  -------------    -------------

                                                                                  $  44,782,000    $  45,446,000
                                                                                  =============    =============
Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                        $   4,691,000    $   5,217,000
     Current portion of long-term debt                                                1,000,000        2,000,000
     Deferred revenue                                                                   242,000
                                                                                  -------------    -------------

     Total current liabilities                                                        5,933,000        7,217,000
                                                                                  -------------    -------------
Long-term debt                                                                        6,115,000        6,716,000
Deferred revenue                                                                      1,029,000
Other liabilities                                                                     1,458,000        1,369,000
                                                                                  -------------    -------------

                                                                                      8,602,000        8,085,000
                                                                                  -------------    -------------

Mandatorily redeemable common stock                                                   2,380,000        2,287,000
                                                                                  -------------    -------------
Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
         9,188,000 and 8,246,000 shares issued and outstanding at
         September 30, 1999 and December 31, 1998                                    39,287,000       38,134,000
     Common stock warrants                                                            1,003,000        1,003,000
     Accumulated other comprehensive (loss) income                                     (435,000)         496,000
     Accumulated deficit                                                            (11,988,000)     (11,776,000)
                                                                                  -------------    -------------
     Total non-mandatorily redeemable common stock and
         other shareholders' equity                                                  27,867,000       27,857,000
                                                                                  -------------    -------------

                                                                                  $  44,782,000    $  45,446,000
                                                                                  =============    =============

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                1999           1998
                                                                           --------------  ---------------
Cash flows from operating activities:
Net (loss)                                                                  $    (118,000) $   (1,665,000)
Adjustments to reconcile net (loss) to net cash provided by (used for)
     operating activities:
        Depreciation and amortization                                           1,880,000       1,428,000
        Early extinguishment of debt                                             (200,000)
        Changes in assets and liabilities:
            Account receivable                                                    193,000         299,000
            Inventories                                                          (382,000)       (303,000)
            Deferred taxes                                                        302,000        (854,000)
            Other assets                                                          317,000        (301,000)
            Accounts payable and accrued expenses                                 299,000       1,343,000
            Deferred revenue                                                    1,271,000
            Income taxes payable                                                                  (25,000)
            Other liabilities                                                      89,000       1,341,000
                                                                            -------------  --------------

Net cash provided by operating activities                                       3,651,000       1,263,000
                                                                            -------------  --------------
Cash flows from investing activities:

     Acquisition of property and equipment                                       (625,000)       (357,000)
     Investment in securities available for sale                               (1,147,000)
     Proceeds from sale of securities available for sale                                        1,779,000
     Acquisition of Prisma Acquisition Corp.                                                     (133,000)
                                                                            -------------  --------------

Net cash (used for) provided by investing activities                           (1,772,000)      1,289,000
                                                                            -------------  --------------
Cash flows from financing activities:

     Payments of long-term debt                                                (1,550,000)       (883,000)
     Proceeds from issuance of long-term debt, net                                                133,000
     Mandatorily redeemable stock issuance costs                                                  (16,000)
     Proceeds from issuance of common stock, net                                  389,000         (25,000)
                                                                            -------------  --------------

Net cash (used for) financing activities                                       (1,161,000)       (791,000)
                                                                            -------------  --------------

Net increase in cash and equivalents                                              718,000       1,761,000

Effect of exchange rates on cash                                                 (931,000)        556,000

Cash and equivalents - beginning of period                                      4,357,000       2,190,000
                                                                            -------------  --------------

Cash and equivalents - end of period                                        $   4,144,000  $    4,507,000
                                                                            =============  ==============

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


Note 3 - Inventories:

Inventories consist of the following:


                               September 30,   December 31,
                                   1999            1998
                                   ----            ----
                                (unaudited)      (audited)

Raw materials                   $2,232,000     $2,219,000
Work in progress                   724,000        904,000
Finished goods                   2,605,000      2,056,000
                                ----------     ----------

                                $5,561,000     $5,179,000
                                ==========     ==========

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - (Loss) per Share:

The following is a reconciliation of net (loss) and share amounts used in the computations of (loss) per share:

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                           1999              1998             1999             1998
                                                           ----              ----             ----             ----
                                                        (unaudited)       (unaudited)      (unaudited)      (unaudited)
Basic net (loss) used:
 (Loss) from continuing operations                     $(1,299,000)       $ (743,000)     $  (234,000)      $(1,665,000)

 Less accretion of mandatorily redeemable
  common stock                                             (32,000)          (37,000)         (94,000)         (107,000)
                                                       -----------        ----------      -----------       -----------

 (Loss) from continuing operations used in computing
    basic (loss) from continuing operations per share   (1,331,000)         (780,000)        (328,000)       (1,772,000)

 Early extinguishment of debt, net of tax                                                     116,000
                                                       -----------        ----------      -----------       -----------

 Net (loss) used in computing basic net (loss) per
    share                                              $(1,331,000)       $ (780,000)     $  (212,000)      $(1,772,000)
                                                       ===========        ==========      ===========       ===========

Diluted net (loss) used:
 (Loss) from continuing operations                     $(1,299,000)       $ (743,000)     $  (234,000)      $(1,665,000)

 Less accretion of mandatorily redeemable
    common stock                                           (32,000)          (37,000)         (94,000)         (107,000)
                                                       -----------        ----------      -----------       -----------

 (Loss) from continuing operations used in computing
    diluted (loss) from continuing operations per
    share                                               (1,331,000)         (780,000)        (328,000)       (1,772,000)

 Early extinguishment of debt, net of tax                                                     116,000
                                                       -----------        ----------      -----------       -----------

 Net (loss) used in computing diluted net (loss)
    per share                                          $(1,331,000)       $ (780,000)     $  (212,000)      $(1,772,000)
                                                       ===========        ==========      ===========       ===========

Shares used:
 Weighted average common shares outstanding
  used in computing basic (loss) per share               9,179,000         8,838,000        9,049,000         8,632,000

 Weighted average options and warrants to
  purchase common stock as determined by
  application of the treasury method
                                                       -----------        ----------      -----------       -----------

 Shares used in computing diluted (loss) per share       9,179,000         8,838,000        9,049,000         8,632,000
                                                       ===========        ==========      ===========       ===========

Synbiotics Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totaling 260,000 shares, 722,000 shares, 330,000 shares and 672,000 shares have been excluded from the shares used in computing diluted net loss for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the three and nine months ended September 30, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods, as well as their effect is anti-dilutive.


Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                     Three Months Ended September 30,    Nine Months Ended September 30,
                     --------------------------------    -------------------------------
                              1999          1998                  1999         1998
                              ----          ----                  ----         ----
                           (unaudited)   (unaudited)           (unaudited)  (unaudited)
Diagnostics                $3,879,000    $4,400,000            $18,017,000  $18,064,000
Vaccines                    1,654,000     2,268,000              4,759,000    6,258,000
Instruments                   442,000        67,000                925,000      150,000
Other revenues                 64,000        89,000                195,000      229,000
                           ----------    ----------            -----------  -----------
                           $6,039,000    $6,824,000            $23,896,000  $24,701,000
                           ==========    ==========            ===========  ===========

The following are revenues and long-lived asset information by geographic area:

                     Three Months Ended September 30,    Nine Months Ended September 30,
                     --------------------------------    -------------------------------
                              1999          1998                  1999         1998
                              ----          ----                  ----         ----
                           (unaudited)   (unaudited)           (unaudited)  (unaudited)
Revenues:
 United States             $4,074,000    $4,879,000            $16,685,000  $17,787,000
 France                     1,065,000     1,055,000              3,266,000    3,868,000
 Other foreign countries      900,000       890,000              3,945,000    3,046,000
                           ----------    ----------            -----------  -----------
                           $6,039,000    $6,824,000            $23,896,000  $24,701,000
                           ==========    ==========            ===========  ===========
                                                              September 30, December 31,
                                                              ------------- ------------
                                                                   1999          1998
                                                                   ----          ----
                                                               (unaudited)   (audited)
Long-lived assets:
 United States                                                 $12,446,000  $13,038,000
 France                                                          7,231,000    8,090,000
                                                               -----------  -----------
                                                               $19,677,000  $21,128,000
                                                               ===========  ===========

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

We have a history of losses and an accumulated deficit

Although we generated profits for the years ended December 31, 1997 and 1996, we did not achieve profitability for the year ended December 31, 1998 and we have had a history of losses. We have incurred a consolidated accumulated deficit of $11,988,000 at September 30, 1999. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

Results of Operations

Our net sales for the third quarter of 1999 decreased by $760,000 or 11% from the third quarter of 1998. The decrease reflects a decrease in our sales of diagnostic products of $521,000, a decrease in our vaccine product sales of $614,000 and an increase in our instrument sales of $375,000. The decrease in our sales of diagnostic products is due primarily to a decrease in canine heartworm diagnostics sales of 38%, due to increased competition, both from former Synbiotics distributors who now carry competitor's products and from a new Heska Corporation product. We are suing Heska for patent infringement with respect to this product. The decreased vaccine sales comprises a decrease of 7% in sales of bulk FeLV vaccine (related to the timing of shipments as requested our OEM customer), and a 55% decrease in sales of vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines. Our instrument business, which was acquired in March 1998, contributed 7% of sales for the third quarter of 1999, as compared with less than 1% for the prior year. The increased sales of our instrument products are due primarily to our SCA 2000(TM) blood coagulation timing instrument which we introduced in the second quarter of 1999, as well as growth in the sale of our ProChem(R) instruments and consumables.

Our net sales for the nine months ended September 30, 1999 decreased by $771,000 or 3% from the nine month period ended September 30, 1998. The decrease reflects a decrease in our vaccine product sales of $1,499,000 or 24% and a $774,000 or 516% increase in our instrument sales, while our diagnostic sales were flat compared to the prior year. The decreased sales of our vaccine products reflected a decrease of 18% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), and a 36% decrease in sales of vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines. The flat diagnostic sales were attributable to increased competition in the canine heartworm market, both from former Synbiotics distributors who now carry competitor's products and from a new Heska Corporation product, blunting the growth of our Witness(R) canine heartworm product, which nonetheless had a fine success, and reducing our sales of older-generation ICT GOLD HW and VetRED(R) products Our instrument business, which was acquired in March, 1998 contributed 4% of sales for the first nine months of 1999, compared with less than 1% for the prior year. The increased sales of instruments are due primarily to our SCA 2000(TM) blood coagulation timing instrument which we introduced in the second quarter of 1999, as well as growth in the sale of ProChem(R) instruments and consumables.

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

Although veterinary products manufacturers, including us, have traditionally relied on distributors, we have been increasing our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999. For the first time, direct-to-veterinarian sales exceeded distributor sales in each of the months of the third quarter of 1999.

Our cost of sales as a percentage of our net sales was 65% during the third quarter of 1999 compared to 57% during the third quarter of 1998 (i.e., our gross margin decreased to 35% from 43%). The lower gross margin is a direct result of two factors: i) the decrease in our sales and ii) the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas WITNESS(R), ICT GOLD HW, VetRED(R), all vaccines and the SCA 2000(TM) are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Our cost of sales as a percentage of net sales was 48% during the nine months ended September 30, 1999 and 1998.

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

Our research and development expenses during the third quarter of 1999 decreased $82,000 or 14% from the third quarter of 1998 and decreased during the nine months ended September 30, 1999 by $59,000 or 3% from the nine months ended September 30, 1998. The decreases relate to the timing of external research projects. Our research and development expenses as a percentage of our net sales were 9% during the third quarters of 1999 and 1998, and were 7% during the nine months ended September 30, 1999 and 1998. We expect our research and development expenses to increase during the remainder of 1999 due to further development of our instrument product line.

Our selling and marketing expenses during the third quarter of 1999 increased by $314,000 or 23% over the third quarter of 1998, and increased $951,000 or 21%
over the nine months ended September 30, 1998.    The increases are due
primarily to the addition of an outbound direct-to-veterinarian telemarketing group during the third quarter of 1998 and additional new hires in the third quarter of 1999, expenses for increasing Internet selling capabilities, increased royalties due to the 1998 introduction of the WITNESS(R) products, an increase in our field sales force during the fourth quarter of 1998 and an increase in promotional programs. Our selling and marketing expenses as a percentage of our net sales were 29% and 21% during the third quarter of 1999 and 1998, respectively, and were 23% and 19% during the nine months ended September 30, 1999 and 1998, respectively.

Our general and administrative expenses during the third quarter of 1999 did not change significantly from the third quarter of 1998, and increased $681,000 or 19% over the nine months ended September 30, 1998. The nine month increase is due primarily to legal expenses related to the Heska patent litigation, and the fact that we reclassified $463,000 of legal expenses related to the settlement of patent litigation from general and administrative expenses in the third quarter of 1998. Our general and administrative expenses as a percentage of our net sales were 26% and 23% during the third quarters of 1999 and 1998, respectively, and were 18% and 15% during the nine months ended September 30, 1999 and 1998, respectively.

Our royalty income during the third quarter of 1999 and for the nine months ended September 30, 1999 decreased from the prior periods as a result of the amended supply agreement with Merial (see above); we will no longer receive royalties from Merial beginning in 1999. Our royalty income totaled $317,000 and $332,000 during 1998 and 1997, respectively.

In connection with our 1998 patent litigation settlement with Barnes-Jewish Hospital (the "Hospital"), We issued 333,000 shares of common stock to the Hospital and recorded a charge of $1,000,000 related to the stock issuance based upon the fair market value of $3.00 per share. In addition, we guaranteed the Hospital that the value of the stock issued would be no less than $5.00 per share (or $1,667,000) on January 28, 2000, and that we would issue additional shares to the Hospital if the value was less than $5.00 per share on that date. Based on the closing price of our stock on November 9, 1999 of $2.13 per share, on January 28, 2000 we might have to issue an additional 451,000 shares of stock to the Hospital and record a charge of $667,000. The charge would be recorded in the fourth quarter of 1999. If the fair market value of the stock on January 28, 2000 were to differ from the November 9, 1999 price by, for example, $1.00 per share, we would issue to the Hospital a different number of shares: either 1,148,000 (assuming a stock price of $1.13 per share), resulting in a charge of $667,000, or 200,000 (assuming a stock price of $3.13 per share), resulting in a charge of $625,000. However, regardless of the actual stock price on January 28, 2000, and regardless of the number of shares issued, the maximum charge to be incurred by us would be $667,000 as $1,000,000 was charged in 1998, and the entire additional charge would be recorded in the fourth quarter of 1999.

Financial Condition

We believe that our present capital resources, which included working capital of $11,728,000 at September 30, 1999, are sufficient to meet our current working capital needs and service our debt for at least the next twelve months.
However, pursuant to a debt agreement with Banque Paribas, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of September 30, 1999, we had outstanding principal balances on its Banque Paribas debt of $7,750,000, and may borrow up to $5,000,000 (subject to a borrowing base calculation) on our revolving line of credit.

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

We completed the implementation of an enterprise resource planning system during the third quarter of 1999. The total cost of the new system (including software, hardware and implementation) was approximately $1,000,000, for which we have obtained lease financing. The new system is year 2000 compliant.

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

                              SYNBIOTICS CORPORATION


Date:  April 10, 2000         /s/ Michael K. Green
                              --------------------
                              Michael K. Green
                              Senior Vice President and Chief Financial Officer
                              (signing both as a duly authorized officer and as
                              principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.   Exhibit
-----------   -------

27            Financial Data Schedule (for electronic filing purposes only).