Form 10KSB40
period 1999-12-31
SYNBIOTICS CORP
filed 2000-04-13
CIK 719483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  For the year ended December 31, 1999

                                       OR

[X]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                         Commission file number 0-11303

                               ----------------

                             SYNBIOTICS CORPORATION
                 (Name of small business issuer in its charter)

                                                       95-3737816
               California                           (I.R.S. Employer
      (State or other jurisdiction                Identification No.)
   of incorporation or organization)


                                                         92127
           11011 Via Frontera                          (Zip Code)
         San Diego, California
    (Address of principal executive
                offices)

         Issuer's telephone number, including area code: (858) 451-3771

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The issuer's revenues for the year ending December 31, 1999 were $30,757,000.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was approximately $15,170,000 based on the closing sale price as reported by the Nasdaq National Market.

   As of March 20, 2000, 9,346,613 shares of Common Stock were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General

   Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We also market certain feline vaccine products. We were founded in 1982 to research and develop monoclonal antibody-based diagnostic and therapeutic products. In the early years, we, like most biotechnology firms, were focused on developing therapeutics for human diseases. The high cost of human drug development, coupled with the lengthy FDA approval process, motivated us to begin commercializing our technology through the less restrictive animal health care market. We are one of a small number of companies that focuses exclusively on animal health and we are the second largest provider of diagnostic products to the animal health market.

   On March 6, 1998, we acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care.

   On July 9, 1997, we acquired Synbiotics Europe SAS ("SBIO-E") (formerly Rhone Merieux Diagnostics, S.A.S.), the worldwide veterinary diagnostic business of Rhone Merieux S.A.S.

   We are combining our ability to generate products through research and development, acquisitions, and licensing agreements with our ability to distribute products through established global channels. Our product portfolio consists of sixty-two diagnostic test kits and detection devices, one veterinary immunotherapeutic product, and two vaccines. Many of our products hold strong positions in their specific markets.

   On January 13, 2000, we acquired W3Commerce LLC, a privately-held Internet marketing services provider, based in San Diego, CA, which uses its "meta-domain" approach to drive targeted Internet traffic at low cost. W3Commerce builds business-to-business and affinity group networks, and generates revenue via sponsorship fees for its web sites and from commissions earned on sales made form its web sites. Synbiotics is one of a growing list of clients and sponsors of W3Commerce within the veterinary, pet and animal health meta-domain. W3Commerce is also developing similar meta-domain structures, and has begun to attract clients and sponsors, for the food-beverage-hospitality, sports-and-leisure and small-business-services sectors. If this business succeeds, it could significantly shift our overall business mix and strategy.

   We are currently awaiting shareholder approval to change our name to W3 Inc. W3 Inc. will serve as a holding company owning and operating two subsidiaries, Synbiotics and W3Commerce.

Business Strategy

   Our strategy in the animal health business is to grow from our established position in the market through new products and technologies, expanded distribution, enhanced marketing and acquisitions and licensing.

Market and Product Overview

   We sell our products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 120 million in the United States alone. We believe that our current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

   Our most commercially successful products are our canine heartworm diagnostics (representing 32% of 1999 sales). We estimate that we have a 30% share of the estimated $30 million U.S. heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

Marketing

   We sell our products in the United States, Canada, Europe, Asia and, to a limited extent, Latin America. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. In addition, we sell our vaccine products to distributors and on a private label basis. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, we sell our small-animal products through distributors and on an original equipment manufacturer ("OEM") basis, and our large-animal products directly to laboratories. We maintain a marketing and sales force, which sells products directly to veterinarians, trains distributor representatives, responds to technical inquiries, advertises and promotes products through direct mail, telemarketing, and journal advertisements, and provides other marketing support functions. This strategy has historically resulted in a large percentage of our sales which are made to only a few of our customers. However, through our increased telemarketing and Internet selling capabilities, we have been able to reduce the percentage of our sales which are made to only a small number of our customers. As a result, we had no significant customers during 1999, whereas two distributors totalled 33% of our net sales during 1998.

Manufacturing

   We manufacture most of our products at our facilities located in San Diego, California, Rome, New York and Lyons, France. However, we rely on outside manufacturers for our ICT Gold(R), VetRED(R) and WITNESS(R) diagnostic tests, our vaccine products and our SCA 2000(TM) products. Our WITNESS(R), VetRED(R) and ICT Goldproducts and our feline leukemia virus vaccine are licensed to us by their respective outside manufacturers.

Patents and Trade Secrets

   We believe that our proprietary technology is an important competitive factor in our business, and that protection of our intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, we generally seek, and will continue to seek, to protect our interests by treating our particular variations in the production of monoclonal antibodies as trade secrets. We also pursue, and intend to continue to aggressively pursue, protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. We currently are in litigation to enforce our important canine heartworm patent against a competitor. At present, we have been granted eleven U.S. patents and we have two U.S. patents pending.

Government Regulation

   Most diagnostic test kits and vaccines for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture ("USDA"). Animal vaccines also require governmental approval in foreign countries, but Germany and Japan are the only foreign countries in which we market our diagnostic products that require governmental approval. Our instrumentation products are not subject to USDA regulation. Our semen freezing products and ovulation timing diagnostic products for dogs fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA. We are also subject to additional regulation in connection with our pet food products.

   Our manufacturing facilities in San Diego and Lyons, France are licensed by the USDA and adhere to Good Manufacturing Practices ("GMP") standards. The instrumentation manufacturing facility located in Rome, New York is not licensed by the USDA as the manufactured products are not subject to USDA regulation. Our SBIO-E manufacturing facility is not licensed by any foreign regulatory agency as there is no licensing requirement. The manufacturing facilities of our important suppliers are subject to licensing and regulatory approval in both the United States and Europe.

   In addition to the foregoing, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business. We have no reason to believe that any such future legislation and/or rules would be materially adverse to our business.

Competition

   We believe that we are the second-leading competitor in the animal health diagnostic market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $356,000,000 that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

   Competition in the animal health care industry is intense, and is particularly intense in vaccines. Many competitors, such as Pfizer Animal Health, Merial Animal Health, Schering-Plough, and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than us. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition in animal diagnostics is based on test sensitivity, accuracy and speed, product price and similar factors. IDEXX Laboratories requires its distributors not to carry the products of its competitors.

Research and Development

   The Company spent approximately $2,201,000 and $2,386,000 on research and development activities during the years ended December 31, 1999 and 1998, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

   As of December 31, 1999, we had a total of 151 employees worldwide, 149 of whom were full-time.

Raw Materials

   The manufacturing of diagnostics, diagnostic instruments, therapeutics and vaccines requires raw materials which generally are, and have been, readily available from several sources. All of our vaccine products (other than our feline leukemia vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred in the third quarter of 1999. Sales of the affected products totalled $1,645,000, $2,073,000 and $1,596,000 during 1999, 1998 and 1997, respectively.

ITEM 2. PROPERTIES

   We lease two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house our corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. In addition, the manufacturing and research and development facilities related to the products obtained in the acquisition of Prisma are housed in a 6,000 square foot building located in Rome, New York. We also lease an approximately 25,000 square foot building in Lyons, France which houses SBIO-E's corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. We also lease a Malvern, Pennsylvania facility for operating our PennHIP(R) business and a sales office in Kansas City, Missouri.

   We believe that these facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

Synbiotics Corporation v. Heska Corporation--United States District Court for the Southern District of California

   On November 12, 1998, we filed a lawsuit against Heska Corporation ("Heska") claiming that Heska infringes a patent owned by us, which covers both our and Heska's heartworm diagnostic products. On January 14, 1999, Heska filed a counterclaim against us seeking a declaratory judgment that our patent is invalid and unenforceable. We deny Heska's allegations that our patent is invalid and unenforceable, and plan to vigorously defend our patent against the allegations. In the event that we were to lose our lawsuit against Heska, we believe our only direct liability would be our out-of-pocket legal expenses. Although Heska's counterclaim does not include a claim for damages, if we were to lose on Heska's counterclaim, we could face additional competition for our canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating our patented technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted in the Nasdaq National Market under the symbol SBIO. Price ranges reported are the high and low trade price information as reported by the Nasdaq National Market. No cash dividends have ever been paid, and we do not anticipate paying cash dividends in the foreseeable future. As of March 20, 2000, there were approximately 617 shareholders of record of our common stock.

   Year                                                      Quarter High   Low
   ----                                                      ------- ----- -----
   1998.....................................................    1    $4.00 $2.88
      ......................................................    2    $3.88 $2.75
      ......................................................    3    $3.67 $2.31
      ......................................................    4    $2.88 $2.00
   1999.....................................................    1    $5.38 $2.25
      ......................................................    2    $4.63 $3.31
      ......................................................    3    $3.94 $2.50
      ......................................................    4    $2.81 $2.00

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

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

   The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include significantly larger companies such as Pfizer Animal Health, Merial S.A.S. (the successor to Rhone-Merieux), Schering-Plough and IDEXX Laboratories. These companies are substantially larger and have greater financial, manufacturing, marketing, and research resources than we do. Our current competitors also have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. In addition, IDEXX Laboratories prohibits its distributors from selling competitors' products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

   Our canine heartworm products constitute 32% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent. Also, Abbott Laboratories entered the canine heartworm diagnostic market in March 2000, and our market share and average selling prices may decline, perhaps significantly.

We have a history of losses and an accumulated deficit

   Although we generated profits for the year ended December 31, 1997, we did not achieve profitability for the years ended December 31, 1998 and 1999, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $13,312,000 at December 31, 1999. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained. The additional expenses which we anticipate we will incur while building W3Commerce's business may prevent us from being profitable, even if our traditional animal health business were to be profitable.

We depend on third party manufacturers

   We contract for the manufacture of some of our products, including our vaccines, our Witness(R), VetRED(R) and ICT Gold(TM) diagnostic kits, and our SCA 2000(TM) hematology instrument. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness(R), VetRED(R) and ICT Gold(TM) are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

   If we encounter delays or difficulties in our relationships with our manufacturers, the resulting problems could have a material adverse effect on us. For example, all of our vaccine products (other than our FeLV vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totaled $1,645,000, $2,073,000 and $1,596,000 during 1999, 1998 and 1997, respectively.

We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel

   Because we have historically depended upon distributors for such a large portion of our sales (although we did not have any significant customer during 1999, sales to two distributors totaled 33% of our net sales during 1998), our ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has and could continue to make some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. Although we have rescinded this policy, we do not expect to get the distributors back to any meaningful extent. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

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

Our profitable vaccine sales in Europe may decline soon

   Merial distributes in Europe our FeLV vaccine, which we obtain from Bio-Trends. Our gross profit in 1999 and 1998 on these sales of FeLV to Merial in Europe was $570,000 and $520,000, respectively. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

There is no assurance that acquired businesses can be successfully combined

   There can be no assurance that the anticipated benefits of the January 2000 acquisition of W3Commerce LLC ("W3"), the 1998 acquisition of Prisma Acquisition Corp. ("Prisma") or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our' business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

Our acquisition of W3Commerce may not prove profitable

   There can be no assurance that our January 2000 acquisition of W3Commerce will result in profits to us or that we will be able to recover the money we invest in W3Commerce's operations. The efforts of W3Commerce to integrate our business with the retailing of products over the Internet may not be successful, and this may harm our business. Our acquisition of W3Commerce subjects us to risks associated with the acquisition of any business, as well as the following risks specifically associated with doing business over the
Internet:

  .  W3Commerce's business model has not been demonstrated as profitable;

  . W3Commerce's business model could be replicated by other companies if it is perceived as being successful;

  . larger, more established competitors may enter the online markets in which we intend to operate;

  . the Internet may not continue to grow as a focal point of business transactions;

  . the Internet may become subject to additional government regulation that may harm our business;

  . retail sales of products on the Internet has not been widely demonstrated as profitable; and

  . we do not have experience in marketing products other than animal health products, yet W3Commerce's business plan calls for expansion into other markets.

We depend on key executives and personnel

   Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Competition for qualified personnel in the animal health care products industry is intense, and even more intense in the Internet marketing business, and we may not be successful in attracting and retaining such personnel. There are only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons.

   The loss of the services of any of our key personnel or the inability to attract or retain qualified personnel could harm our business.

We rely on new and recent products

   In our animal health business we rely to a significant extent on new and recently developed products, and expect that we will need to continue to introduce new products to be successful in the future. There can be no assurance that we will obtain and maintain market acceptance of our products. There can be no assurance that future products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

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

   Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including the expenses of building W3Commerce's Internet business, continued scientific progress in our product and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no current agreements with respect to any such acquisition, any future transaction of this nature could require potentially significant amounts of capital. Such funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures. This inability could materially harm our business.

   In July 1997, we obtained $15,000,000 of debt financing from Banque Paribas, of which $11,493,000 was used in connection with our acquisition of SBIO-E. The $15,000,000 included a $5,000,000 revolving line of credit. Draws by us under this line of credit are subject to certain requirements and can be used only for certain purposes. Additionally, Banque Paribas requires us to maintain certain financial ratios and levels of tangible net worth and also restricts our ability to pay dividends and make loans, capital expenditures, or investments without its consent.

   As of December 31, 1999, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Banque Paribas. In March 2000, we reached an agreement with Imperial Bank ("Imperial") to refinance our Banque Paribas loans. The new Imperial debt agreement includes a $6,000,000 term loan and a $4,000,000 revolving line of credit.

   The term loan is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all our assets. The line of credit bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires us to maintain certain financial ratios and levels of tangible net worth and also restricts our ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent.

   We will record an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Bank debt.

   If adequate funds are not available to us, or if they are not available on terms reasonably favorable to us, we may need to delay, reduce, or eliminate one or more of our research and development programs. Any of these events would impair our competitive position and harm our business.

Our canine heartworm business is seasonal

   Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instrument products and our Internet business will also reduce our seasonality.

Our failure to adequately establish or protect our proprietary rights may adversely affect us

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

   Also, litigation is costly regardless of its outcome and can require significant management attention. For example, in 1997, Barnes-Jewish Hospital (the "Hospital") filed an action against us claiming that our canine heartworm diagnostic products infringe their patent. We settled this lawsuit, but there can be no assurance that we would be able to resolve similar incidents in the future.

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

   For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of feline FeLV vaccine to Merial S.A.S. or other distributors for resale in Europe will be at risk unless Bio-Trends, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

Our liability insurance may prove inadequate

   Our products carry an inherent risk of product liability claims and associated adverse publicity. While we have maintained product liability insurance for such claims to date, we cannot be certain that this type of insurance will continue to be available to us or, if it is available, that it can be obtained on acceptable terms. Also, our current coverage limits may not be adequate. Any claim against us which results in our having to pay damages in excess of our coverage limits will materially harm our business. Even if such a claim is covered by our existing insurance, the resulting increase in insurance premiums or other charges would increase our expenses and harm our business.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Our net sales for the year ended December 31, 1999 decreased by $881,000 or 3% from the year ended December 31, 1998. The decrease reflects a decrease in our sales of diagnostic products of $788,000, a decrease in our vaccine product sales of $1,093,000, and an increase in our instrument sales of $1,000,000. The decrease in our sales of diagnostic products is due primarily to a decrease in our canine heartworm diagnostics sales of 3% which resulted from increased competition, both from former Synbiotics distributors who now carry competitor's products and from a new Heska Corporation product. We are suing Heska for patent infringement with respect to this product. The decreased vaccine sales comprises a decrease of 15% in sales of our vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines, offset by an increase of 20% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer).

   All of our vaccine products (other than our FeLV vaccine products) are manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totalled $1,645,000 and $2,073,000 during 1999 and 1998, respectively.

   The increase in our instrument product sales is due to sales of our SCA 2000(TM) blood coagulation timing instrument, which we introduced in the second quarter of 1999, and an increase in sales of our ProChem(R) instrument products, which we acquired in conjunction with our 1998 acquisition of Prisma.

   Although veterinary products manufacturers, including us, have traditionally relied on distributors, we are increasing our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999. See "We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel".

   Our cost of sales as a percentage of net sales was 51% during the year ended December 31, 1999 compared to 49% during the year ended December 31, 1998 (i.e., our gross margin decreased to 49% from 51%). The lower gross margin is a direct result of two factors: i) the decrease in our sales and ii) the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas WITNESS(R), all vaccines and the SCA 2000(TM) are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. See "We depend on third party manufacturers".

   In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder was applied to royalties receivable from Merial), the revised supply agreement broadens Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminates the royalty. In addition, we will work with Merial to try to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and us were not affected by this amendment.

   Our research and development expenses decreased during the year ended December 31, 1999 by $185,000 or 8% from the year ended December 31, 1998. The decrease is primarily due to decreases in our contracted research and development expenses. Our research and development expenses as a percentage of our net sales were 7% and 8% during the years ended December 31, 1999 and 1998, respectively.

   Our selling and marketing expenses increased during the year ended December 31, 1999 by $1,153,000 or 19% over the year ended December 31, 1998. The increase is due primarily to the addition of our outbound direct-to-veterinarian telemarketing group in the third quarter of 1998, with additional new hires for the group in 1999, expenses for increasing our Internet selling capabilities and an increase in our field sales force during the fourth quarter of 1998. Our selling and marketing expenses as a percentage of our net sales were 24% and 20% during the year ended December 31, 1999 and 1998, respectively.

   Our general and administrative expenses increased during the year ended December 31, 1999 by $764,000 or 14% over the year ended December 31, 1998. The increase is due primarily to legal expenses related to our patent litigation with Heska. Our general and administrative expenses as a percentage of our net sales were 20% and 17% during the years ended December 31, 1999 and 1998, respectively.

   On July 28, 1998, we entered into a settlement agreement with Barnes-Jewish Hospital resolving the Hospital's patent infringement lawsuit . We paid the Hospital $1,600,000 in cash, 333,000 shares of the our common stock, and undisclosed future payments and royalties. In 1998, we settled the case to avoid future litigation expenses and to eliminate the risk to our key canine heartworm diagnostic products. We recorded a one-time pre-tax charge of approximately $3,922,000 and we reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses. In January 2000, we issued an additional 135,000 shares of common stock to the Hospital upon the resolution of a contingency contained in the settlement agreement. We recorded a one-time pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock.

   In February 1999, we repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $116,000 extraordinary gain on the early extinguishment of debt, net of income tax, in the first quarter of 1999.

   Our royalty income during the year ended December 31, 1999 decreased by $305,000 or 96% from the year ended December 31,1998. As a result of the amended supply agreement with Merial (see above), we no longer receive royalties from Merial. Our net interest expense during 1999 increased by $22,000 over 1998 due to an increase in the LIBOR interest rate.

   We recognized a benefit from income taxes of $580,000 during 1999, as compared to a benefit from income taxes of $1,422,000 during 1998. The decrease in the benefit from income taxes in 1999 is primarily due to a smaller net operating loss in 1999, and the expiration of approximately $1,342,000 of state net operating loss carryforwards.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Our net sales for the year ended December 31, 1998 increased by $8,093,000 or 35% over the year ended December 31, 1997. The increase in our net sales was due to $3,649,000 resulting from a full year of SBIO-E sales, an increase in the overall sales of our diagnostic products of $4,008,000 and an increase in our vaccine product sales of $436,000. The increase in the sales of our diagnostic products was due to an increase in our canine heartworm diagnostics sales of 33% and an increase in our feline diagnostics sales of 33%. The increased canine heartworm diagnostics sales were due to a full year of sales of VetRED(R), the introduction of our WITNESS(R) product in the U.S. and further increases in our DiroCHEK(R) and ICT Gold products. The increase in our feline diagnostic sales was due to the introduction of our feline heartworm diagnostic test and our WITNESS(R) FeLV diagnostic test. The increased vaccine sales comprise an increase of 39% in sales of our vaccines to private label partners and an increase of 19% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), offset by a 38% decrease in sales of other vaccine products resulting from the beginning of the phase-out of sales of most of our Synbiotics-label vaccines.

   Our cost of sales as a percentage of our net sales was 49% during the year ended December 31, 1998 compared to 55% during the year ended December 31, 1997 (i.e., our gross margin increased to 51% from 45%). The higher gross margin was a direct result of two factors: i) the fact that a high percentage of SBIO-E's sales relate to products manufactured by SBIO-E rather than by third party manufacturers and ii) our U.S. sales during the year ended December 31, 1998 had a 46% gross margin as compared to 43% during the year ended December 31, 1997. The increased margin on our 1998 domestic sales was due primarily to increases in our average selling prices as a result of the non-recurrence of the severe canine heartworm diagnostics price competition we encountered during the first six months of 1997, the non-recurrence of distributor promotional programs and a general price increase in January 1998. These factors were offset by the increased sales of bulk FeLV vaccine to Merial. Those sales were at cost; instead, we received a royalty on the U.S. sales of Merial's FeLV vaccine products. Our gross margin, exclusive of the no margin bulk FeLV vaccine sales, would have been 54% and 48% for 1998 and 1997, respectively. Our manufacturing costs were predominantly fixed costs. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products were manufactured at our facilities, whereas our ICT GOLD(TM) HW, VetRED(R) and WITNESS(R) products, and all of our vaccines were manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. See "We depend on third party manufacturers".

   In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder was applied to royalties receivable from Merial), the revised supply agreement broadens Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminates the royalty. In addition, we will work with Merial to try to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial totalled $2,029,000 and $1,309,000 1998 and 1997, respectively. In the meantime, we will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn and other FeLV-labeled vaccine products, our sales to Merial S.A. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and us were not affected by this amendment.

   Our research and development expenses increased during the year ended December 31, 1998 by $694,000 or 41% over the year ended December 31, 1997. The increase was primarily due to the acquisitions of SBIO-E and Prisma, which have their own research and development groups, as well as increases in our contracted research and development expenses. Our research and development expenses as a percentage of our net sales were 8% and 7% during the year ended December 31, 1998 and 1997, respectively.

   Our selling and marketing expenses increased during the year ended December 31, 1998 by $1,677,000 or 37% over the year ended December 31, 1997. The increase was due primarily to the acquisition of SBIO-E, which has its own sales and marketing group. Our selling and marketing expenses as a percentage of our net sales were 20% and 19% during the year ended December 31, 1998 and 1997, respectively.

   Our general and administrative expenses increased during the year ended December 31, 1998 by $1,833,000 or 52% over the year ended December 31, 1997. The increase was due primarily to amortization of goodwill and additional payroll costs related to the acquisitions of SBIO-E and Prisma. Our general and administrative expenses as a percentage of our net sales were 17% and 15% during the year ended December 31, 1998 and 1997, respectively.

   On July 28, 1998, we entered into a settlement agreement with Barnes-Jewish Hospital resolving the Hospital's patent infringement lawsuit . We paid the Hospital $1,600,000 in cash, 333,000 shares of the our common stock, and undisclosed future payments and royalties. We settled the case to avoid future litigation expenses and to eliminate the risk to our key canine heartworm diagnostic products. We recorded a one-time pre-tax charge of approximately $3,922,000 and reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses.

   The change in our royalty income during 1998 was not significant. As a result of the amended supply agreement with Merial (see above), we no longer receive royalties from Merial. Our royalty income totalled $317,000 and $332,000 during 1998 and 1997, respectively. Our net interest expense during 1998 increased by $812,000 from 1997 due to a full year of interest expense related to the debt incurred in conjunction with the acquisition of SBIO-E.

   We recognized a benefit from income taxes of $1,422,000 during 1998, as compared to a provision for income taxes of $559,000 for 1997. The benefit from income taxes in 1998 is a result of a deferred tax asset related to the patent litigation settlement , offset by a decrease in our deferred state tax assets resulting from enacted tax rate changes, as well as foreign income taxes related to the operations of SBIO-E.

Financial Condition

   We believe that our present capital resources, which included working capital of $10,400,000 at December 31, 1999, are sufficient to meet our current working capital needs and service our debt through 2000. However, pursuant to our debt agreement with Banque Paribas, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to pay dividends and make loans, capital expenditures or investments without Banque Paribas' consent. As of December 31, 1999, we had outstanding principal balances on our Banque Paribas debt of $7,500,000, and we may borrow up to $5,000,000 (subject to a borrowing base calculation) on our revolving line of credit.

   As of December 31, 1999, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Banque Paribas. In March 2000, we reached an agreement with Imperial Bank ("Imperial") to refinance our Banque Paribas loans. The new Imperial debt agreement includes a $6,000,000 term loan and a $4,000,000 revolving line of credit.

   The term loan is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all our assets. The line of credit bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires us to maintain certain financial ratios and levels of tangible net worth and also restricts our ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent.

   We will record an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Bank debt.

   Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that Increased sales of our instruments and supplies and success in our Internet marketing business would also reduce our seasonality.

Impact of the Year 2000 Issue

   The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Embedded microprocessors or computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   We completed the implementation of an enterprise resource planning system in the third quarter of 1999. The total cost of the new system (including software, hardware and implementation) was approximately $1,000,000, for which we obtained lease financing. The new system is year 2000 compliant.

   The computer systems of SBIO-E were not affected by the year 2000 issue as new systems were implemented during 1999, and those systems are year 2000 compliant. Our telephone systems and equipment used in our manufacturing and research and development processes are also year 2000 compliant.

   We did not incur any disruption of our operations related to the year 2000 issue, nor are we aware of any disruption in the operations of our major suppliers and customers due to the year 2000 issue.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  16

  Consolidated Balance Sheet as of December 31, 1999 and 1998.............  18

  Consolidated Statement of Operations and Comprehensive Income (Loss) for
   the years ended December 31, 1999, 1998 and 1997.......................  19

  Consolidated Statement of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  20

  Consolidated Statement of Non-Mandatorily Redeemable Common Stock and
   Other Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997...............................................................  21

  Notes to Consolidated Financial Statements..............................  22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Synbiotics Corporation

   In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of cash flows and of non-mandatorily redeemable common stock and other shareholders' equity present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Diego, California
March 29, 2000

                             SYNBIOTICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $  2,260,000  $  4,357,000
  Securities available for sale....................    3,443,000     1,613,000
  Accounts receivable, net.........................    4,606,000     4,135,000
  Inventories......................................    5,178,000     5,179,000
  Defe rred tax assets.............................      468,000       341,000
  Other current assets.............................    1,570,000       820,000
                                                    ------------  ------------
    Total current assets...........................   17,525,000    16,445,000
  Property and equipment, net......................    1,744,000     1,774,000
  Goodwill, net....................................   12,137,000    13,372,000
  Deferred tax assets..............................    8,159,000     7,873,000
  Deferred debt issuance costs.....................      447,000       653,000
  Other assets.....................................    4,191,000     5,329,000
                                                    ------------  ------------
                                                    $ 44,203,000  $ 45,446,000
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY:
       -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses............ $  5,921,000  $  5,217,000
  Current portion of long-term debt................    1,000,000     2,000,000
  Deferred revenue.................................      242,000
                                                    ------------  ------------
    Total current liabilities......................    7,163,000     7,217,000
                                                    ------------  ------------
  Long-term debt...................................    5,914,000     6,716,000
  Deferred revenue.................................      969,000
  Other liabilities................................    1,546,000     1,369,000
                                                    ------------  ------------
                                                       8,429,000     8,085,000
                                                    ------------  ------------
Mandatorily redeemable common stock................    2,412,000     2,287,000
                                                    ------------  ------------
Commitments and contingencies (Note 10)
Non-mandatorily redeemable common stock and other
 shareholders' equity:
  Common stock, no par value, 24,800,000 shares
   authorized, 8,576,000 and
  8,246,000 shares issued and outstanding at
   December 31, 1999 and 1998......................   39,424,000    38,134,000
  Common stock warrants............................    1,003,000     1,003,000
  Accumulated other comprehensive income (loss)....     (916,000)      496,000
  Accumulated deficit..............................  (13,312,000)  (11,776,000)
                                                    ------------  ------------
    Total non-mandatorily redeemable common stock
     and other shareholders' equity................   26,199,000    27,857,000
                                                    ------------  ------------
                                                    $ 44,203,000  $ 45,446,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                              Year Ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
Revenues:
  Net sales............................ $30,498,000  $31,379,000  $23,286,000
  License fees.........................     247,000
  Royalties............................      12,000      317,000      332,000
                                        -----------  -----------  -----------
                                         30,757,000   31,696,000   23,618,000
                                        -----------  -----------  -----------
Operating expenses:
  Cost of sales........................  15,553,000   15,352,000   12,791,000
  Research and development.............   2,201,000    2,386,000    1,692,000
  Selling and marketing................   7,340,000    6,187,000    4,510,000
  General and administrative...........   6,138,000    5,374,000    3,541,000
  Patent litigation settlement.........     479,000    4,600,000
                                        -----------  -----------  -----------
                                         31,711,000   33,899,000   22,534,000
                                        -----------  -----------  -----------
Income (loss) from operations..........    (954,000)  (2,203,000)   1,084,000
Other income (expense):
Interest, net..........................  (1,152,000)  (1,130,000)    (318,000)
                                        -----------  -----------  -----------
(Loss) income before income taxes......  (2,106,000)  (3,333,000)     766,000
(Benefit from) provision for income
 taxes.................................    (580,000)  (1,422,000)     559,000
                                        -----------  -----------  -----------
(Loss) income before extraordinary
 item..................................  (1,526,000)  (1,911,000)     207,000
Early extinguishment of debt, net of
 tax...................................     116,000
                                        -----------  -----------  -----------
Net (loss) income......................  (1,410,000)  (1,911,000)     207,000
Cumulative translation adjustment......  (1,412,000)     647,000     (151,000)
                                        -----------  -----------  -----------
Comprehensive (loss) income............ $(2,822,000) $(1,264,000) $    56,000
                                        ===========  ===========  ===========
Basic (loss) income per share:
(Loss) income from continuing
 operations............................ $     (0.18) $     (0.23) $      0.02
Early extinguishment of debt, net of
 tax...................................        0.01
                                        -----------  -----------  -----------
Net (loss) income...................... $     (0.17) $     (0.23) $      0.02
                                        ===========  ===========  ===========
Diluted (loss) income per share:
(Loss) income from continuing
 operations............................ $     (0.18) $     (0.23) $      0.02
Early extinguishment of debt, net of
 tax...................................        0.01
                                        -----------  -----------  -----------
Net (loss) income...................... $     (0.17) $     (0.23) $      0.02
                                        ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Year Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Cash flows from operating activities:
Net (loss) income.......................  $(1,410,000) $(1,911,000) $   207,000
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
  Depreciation and amortization.........    2,504,000    1,897,000    1,399,000
  Early extinguishment of debt..........     (200,000)
  Changes in assets and liabilities:
    Account receivable..................     (471,000)     261,000   (1,989,000)
    Inventories.........................        1,000        8,000    2,216,000
    Deferred tax assets.................     (413,000)  (1,494,000)     438,000
    Other assets........................      104,000      236,000      761,000
    Accounts payable and accrued
     expenses...........................    1,594,000    1,037,000      418,000
    Deferred revenue....................    1,211,000
    Other liabilities...................      177,000    1,369,000     (650,000)
                                          -----------  -----------  -----------
Net cash provided by operating
 activities.............................    3,097,000    1,403,000    2,800,000
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Acquisition of property and
   equipment............................     (383,000)    (499,000)    (479,000)
  Proceeds from sale of securities
   available for sale...................                 1,781,000
  Investment in securities available for
   sale.................................   (1,830,000)                 (522,000)
  Investment in W3Commerce LLC..........     (168,000)
  Acquisiton of Synbiotics Europe SAS...                            (10,659,000)
                                          -----------  -----------  -----------
Net cash (used for) provided by
 investing activities...................   (2,381,000)   1,282,000  (11,660,000)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Payments of long-term debt............   (1,800,000)  (1,133,000)  (1,993,000)
  Proceeds from issuance of long-term
   debt.................................                             11,493,000
  Debt issuance costs...................                               (949,000)
  Mandatorily redeemable stock issuance
   costs................................                   (17,000)    (493,000)
  Proceeds from issuance of non-
   mandatorily redeemable common stock,
   net..................................      399,000      (15,000)      93,000
                                          -----------  -----------  -----------
Net cash (used for) provided by
 financing activities...................   (1,401,000)  (1,165,000)   8,151,000
                                          -----------  -----------  -----------
Net (decrease) increase in cash and
 equivalents............................     (685,000)   1,520,000     (709,000)
Effect of exchange rates on cash........   (1,412,000)     647,000     (151,000)
Cash and cash equivalents--beginning of
 year...................................    4,357,000    2,190,000    3,050,000
                                          -----------  -----------  -----------
Cash and cash equivalents--end of year..  $ 2,260,000  $ 4,357,000  $ 2,190,000
                                          ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

  CONSOLIDATED STATEMENT OF NON-MANDATORILY REDEEMABLE COMMON STOCK AND OTHER
                              SHAREHOLDERS' EQUITY

                                                    Accumulated
                      Common Stock        Common       Other
                  ---------------------   Stock    Comprehensive Accumulated
                   Shares     Amount     Warrants  Income (Loss)   Deficit        Total
                  --------- ----------- ---------- ------------- ------------  -----------
Balance,
 December 31,
 1996...........  7,392,000 $35,566,000                          $ (9,890,000) $25,676,000
Issuance of
 common stock
 warrants in
 conjunction
 with the
 acquisition of
 Synbiotics
 Europe SAS
 (Note 3).......                        $1,003,000                               1,003,000
Issuance of
 common stock
 pursuant to
 exercise of
 stock options..     34,000      93,000                                             93,000
Cumulative
 translation
 adjustment.....                                    $  (151,000)                  (151,000)
Accretion of
 manditorily
 redeemable
 common stock...                                                      (71,000)     (71,000)
Net income......                                                      207,000      207,000
                  --------- ----------- ----------  -----------  ------------  -----------
Balance,
 December 31,
 1997...........  7,426,000  35,659,000  1,003,000     (151,000)   (9,754,000)  26,757,000
Issuance of
 common stock in
 conjunction
 with the
 acquisition of
 Prisma
 Acquisition
 Corp. (Note
 3).............    458,000   1,423,000                                          1,423,000
Issuance of
 common stock in
 conjunction
 with the
 settlement of
 patent
 litigation
 (Note 2).......    333,000   1,000,000                                          1,000,000
Issuance of
 common stock
 pursuant to
 exercise of
 stock options..      4,000      12,000                                             12,000
Issuance of
 common stock
 pursuant to
 employee bonus
 plan...........     25,000      40,000                                             40,000
Cumulative
 translation
 adjustment.....                                        647,000                    647,000
Accretion of
 manditorily
 redeemable
 common stock...                                                     (111,000)    (111,000)
Net loss........                                                   (1,911,000)  (1,911,000)
                  --------- ----------- ----------  -----------  ------------  -----------
Balance,
 December 31,
 1998...........  8,246,000  38,134,000  1,003,000      496,000   (11,776,000)  27,857,000
Issuance of
 common stock
 pursuant to
 exercise of
 stock options..    278,000   1,081,000                                          1,081,000
Expiration of
 stock options..                 69,000                                             69,000
Issuance of
 common stock
 pursuant to
 employee bonus
 plan...........     52,000     140,000                                            140,000
Cumulative
 translation
 adjustment.....                                     (1,412,000)                (1,412,000)
Accretion of
 manditorily
 redeemable
 common stock...                                                     (126,000)    (126,000)
Net loss........                                                   (1,410,000)  (1,548,000)
                  --------- ----------- ----------  -----------  ------------  -----------
Balance,
 December 31,
 1999...........  8,576,000 $39,424,000 $1,003,000  $  (916,000) $(13,312,000) $26,061,000
                  ========= =========== ==========  ===========  ============  ===========

          See accompanying notes to consolidated financial statements.

                            SYNBIOTICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES:

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

 Certain Investments in Debt and Equity Securities

   The Company determines the appropriate classification of its U.S. Government and debt securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value as it has designated them as available for sale. There were no significant unrealized gains or losses related to these securities as of December 31, 1999 and 1998.

 Patents and Licenses

   Patents and licenses are recorded at cost and are amortized ratably over the life of the respective patents or licenses.

 Long-Lived Assets

   The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1999.

 Fair Value of Financial Instruments

   The carrying amounts for cash and cash equivalents at December 31, 1999 and 1998 approximate their fair values. The carrying amount of long-term debt approximates fair value at December 31, 1999 and 1998 as the variable interest rate on the debt approximates current market rates of interest.

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

 Revenue Recognition

   Revenue from products is recognized when the products are shipped. License fee revenue is recognized ratably over the license term when the Company has a further performance obligation to the licensee. In the event that the Company has no further performance obligation to the licensee, license fee revenue is recognized upon receipt.

 Advertising Costs

   The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $775,000, $605,000 and $450,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

 Stock-Based Compensation

   The Company measures its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

 Income Taxes

   The Company's current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized in future tax returns. The effect of tax rate changes are reflected in income during the period such changes are enacted.

 Net Income Per Share

   Basic net income per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note
9).

 Cash and Cash Equivalents

   Cash and cash equivalents include cash investments which are highly liquid and have an original maturity of three months or less.

                             SYNBIOTICS CORPORATION

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Comprehensive Income

   Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company reports in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities.

 Segment Reporting

   Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company operates in one segment.

NOTE 2--PATENT LITIGATION SETTLEMENT:

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

   In January 2000, the Company issued an additional 135,000 shares of common stock to the Hospital upon the resolution of a contingency contained in the settlement agreement. The Company recorded a one-time pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock.

NOTE 3--ACQUISITIONS:

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

                             SYNBIOTICS CORPORATION

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

   The Company's statement of operations includes the results of operations of Prisma for the period March 6, 1998 to December 31, 1998 and for the year ended December 31, 1999. The following are unaudited pro forma results of operations as if the Prisma transaction had been consummated on January 1, 1998:

                                                                   Year Ended
                                                                    December
                                                                    31, 1998
                                                                   -----------
                                                                   (unaudited)
   Revenues:
     As Reported.................................................. $31,696,000
                                                                   ===========
     Pro forma.................................................... $31,763,000
                                                                   ===========
   Net (loss) income:
     As reported.................................................. $(1,911,000)
                                                                   ===========
     Pro forma.................................................... $(1,997,000)
                                                                   ===========
   Basic net (loss) income per share:
     As reported.................................................. $     (0.23)
                                                                   ===========
     Pro forma.................................................... $     (0.23)
                                                                   ===========
   Diluted net (loss) income per share:
     As reported.................................................. $     (0.23)
                                                                   ===========
     Pro forma.................................................... $     (0.23)
                                                                   ===========

                             SYNBIOTICS CORPORATION

NOTE 4--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Inventories:
     Raw materials................................... $ 2,320,000  $ 2,219,000
     Work in process.................................     589,000      904,000
     Finished goods..................................   2,269,000    2,056,000
                                                      -----------  -----------
                                                      $ 5,178,000  $ 5,179,000
                                                      ===========  ===========
   Property and equipment:
     Laboratory equipment............................ $ 1,868,000  $ 3,002,000
     Leasehold improvements..........................     309,000    1,835,000
     Office equipment................................     698,000      950,000
     Construction in progress........................      13,000       81,000
                                                      -----------  -----------
                                                        2,888,000    5,868,000
   Less accumulated depreciation and amortization....  (1,144,000)  (4,094,000)
                                                      -----------  -----------
                                                      $ 1,744,000  $ 1,774,000
                                                      ===========  ===========

   Depreciation expense was $465,000, $364,000 and $256,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Other assets:
     Patents, net.................................... $ 3,110,000  $ 4,104,000
     Licenses, net...................................     805,000    1,165,000
     Other...........................................     276,000       60,000
                                                      -----------  -----------
                                                      $ 4,191,000  $ 5,329,000
                                                      ===========  ===========

   Accumulated amortization of patents, licenses and goodwill was $4,491,000 and $2,719,000 at December 31, 1999 and 1998, respectively.

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Accounts payable and accrued expenses:
     Accounts payable................................ $ 2,661,000  $ 2,725,000
     Accrued vacation................................     460,000      419,000
     Accrued compensation............................     137,000    1,153,000
     Accrued royalties...............................     484,000      457,000
     Accrued patent litigation settlement............     479,000
     Accrued professional fees.......................     218,000      112,000
     Other...........................................   1,482,000      351,000
                                                      -----------  -----------
                                                      $ 5,921,000  $ 5,217,000
                                                      ===========  ===========

                             SYNBIOTICS CORPORATION

NOTE 5--NOTE PAYABLE AND LONG-TERM DEBT:

   In conjunction with the acquisition of Prisma (Note 3), the Company issued a $1,000,000 convertible note which was due March 5, 1999. In February 1999, the Company repaid the note prior to its original due date for $800,000 and recognized an extraordinary gain of $116,000, net of $84,000 of income tax.

   In conjunction with the acquisition of SBIO-E (Note 3), the Company obtained a series of loans from Banque Paribas (the "Bank") as follows: 1) $5,000,000, due May 31, 2002, bearing interest at the rate of LIBOR plus 2.50% (effectively 8.61% at December 31, 1999), payable quarterly beginning August 31, 1997 in the amount of $250,000 of principal plus accrued interest, and secured by substantially all of the Company's assets; and 2) $5,000,000, due May 31, 2003, bearing interest at the rate of LIBOR plus 3.00% (effectively 9.11% at December 31, 1999), interest only payable quarterly beginning August 31, 1997, and secured by substantially all of the Company's assets. In accordance with the debt agreements, the Company has entered into an interest rate collar agreement with a financial institution, which expires in May 2003, whereby the LIBOR rate payable by the Company, on a notional principal amount equal to the then outstanding principal balance, cannot fall below 5.70% nor rise above 7.08%. The Company did not pay or receive any premiums associated with this agreement, which is maintained for interest rate protection and not for speculative purposes. Accordingly, no amounts have been recorded in the accompanying financial statements with respect to this agreement. At December 31, 1999, the fair value of the interest collar, as confirmed by the counterparty to the instrument, was not material.

   The Company incurred deferred debt issuance costs totalling $949,000 and a debt discount totalling $1,003,000, representing the value of common stock warrants issued to the Bank (Note 7). The debt discount and deferred debt issuance costs, which have been allocated evenly to the two notes payable, are being amortized over the lives of the loans using the effective interest method.

   In addition, the Company also obtained a revolving line of credit from the Bank whereby the Company may borrow up to $5,000,000 as determined by a borrowing base calculation. The line of credit bears interest at the rate of prime plus .50% (effectively 8.50% at December 31, 1999), with interest only payments to be made quarterly beginning August 31, 1997. Any outstanding principal is due May 31, 2002, although a portion of the outstanding principal may become due and payable as determined by a monthly borrowing base calculation. There were no borrowings outstanding under the line of credit at December 31, 1999 and 1998. The Company is required to pay a quarterly commitment fee equal to 0.5% per annum on the average unused portion of the line of credit facility.

   The Bank requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without the Bank's consent. As of December 31, 1999, the Company was not in compliance with certain financial covenants. In March 2000, the Company reached an agreement with Imperial Bank to refinance the debt (Note 12).

   Principal payments scheduled during the next five years are as follows:
2000--$1,000,000, 2001--$1,000,000, 2002--$500,000 and 2003--$5,000,000.
Interest paid during 1999, 1998 and 1997 totalled $710,000, $880,000 and $262,000, respectively.

NOTE 6--MANDATORILY REDEEMABLE COMMON STOCK:

   The 759,000 shares issued in conjunction with the acquisition of SBIO-E (Note 3) are subject to certain registration rights as well as put and call provisions. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the

                            SYNBIOTICS CORPORATION

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

NOTE 7--SHAREHOLDERS' EQUITY:

   In March and June 1999, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 47,000 shares and 5,000 shares of common stock, respectively. The stock vests quarterly over two years beginning January 1, 1999. The Company is recognizing compensation expense, as the shares vest, at the rate of $4.25 and $3.75 per share (based upon the closing price of the stock on the date of grant), respectively. In February 1998, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 25,000 shares of common stock. The stock vests quarterly over two years beginning January 1, 1998. The Company is recognizing compensation expense, as the shares vest, at the rate of $3.19 per share (based upon the closing price of the stock on the date of grant). Compensation expense related to these shares totalled $140,000 and $40,000 during 1999 and 1998, respectively.

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

   In September 1998, the Company created the Series A Junior Participating Preferred Stock (the "Series A Preferred") consisting of 200,000 shares. Each share of Series A Preferred is entitled to 1,000 votes. Each Series A Preferred share is entitled to dividends, payable in cash quarterly, in an amount equal to 1,000 times the aggregate per share amount of dividends declared on the common stock. In the event that no common stock dividends are declared, each share of Series A Preferred is entitled to $.001 per share. The Series A Preferred is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends; provided, however, that each Series A Preferred share is entitled to receive an aggregated amount per share equal to 10,000 times the aggregate amount per share distributed to the holders of common stock. In the event of a consolidation, merger, combination, etc., each share of Series A Preferred shall be exchanged into 1,000 times the aggregate per share consideration of the common stock.

   There were no shares of Series A Preferred issued and outstanding as of December 31, 1999 and 1998.

                             SYNBIOTICS CORPORATION

 Preferred Stock Purchase Rights

   In September 1998, Synbiotics declared a dividend on each share of common stock outstanding on October 7, 1998. The per-share dividend consisted of one preferred share purchase right (the "Rights") to purchase, for $10.00 (the "Purchase Price"), 1/1000th of a share of Synbiotics' Series A Preferred (the "Unit"). The dividend was paid on October 7, 1998 and was part of Synbiotics' implementation of a "poison pill" shareholder rights plan. The Rights are not exercisable until the earlier to occur of (i) a public announcement that beneficial ownership of 20% or more of the Company's outstanding common stock has been acquired or (ii) 10 business days (or a later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company.

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

 Stock Warrants

   In conjunction with the acquisition of SBIO-E (Note 3), the Company issued to Banque Paribas a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model.

   In conjunction with the 1996 acquisition of International Canine Genetics, Inc. ("ICG"), the Company assumed all of the outstanding ICG stock warrants, which expire March 24, 2000, after giving effect to the exchange ratio inherent in the transaction. As a result, 284,000 shares of the Company's common stock were reserved for issuance with an exercise price of $4.54 per share.

                             SYNBIOTICS CORPORATION

 Stock Option Plans

   The Company recognizes compensation expense related to its stock option plans using the intrinsic value method. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1999         1998        1997
                                             -----------  -----------  --------
   Net (loss) income:
     As reported............................ $(1,410,000) $(1,911,000) $207,000
                                             ===========  ===========  ========
     Pro forma.............................. $(1,688,000) $(2,100,000) $ 17,000
                                             ===========  ===========  ========
   Basic net (loss) income per share:
     As reported............................ $     (0.17) $     (0.23) $   0.02
                                             ===========  ===========  ========
     Pro forma.............................. $     (0.19) $     (0.24) $   0.00
                                             ===========  ===========  ========
   Diluted net (loss) income per share:
     As reported............................ $     (0.17) $     (0.23) $   0.02
                                             ===========  ===========  ========
     Pro forma.............................. $     (0.19) $     (0.24) $   0.00
                                             ===========  ===========  ========

   The Company has adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") whereby an aggregate of 2,000,000 shares of the Company's common stock were reserved for issuance. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant.

   In November 1999, the 1995 Plan was amended to add an additional 600,000 shares to the maximum authorized for issuance. Under the 1995 Plan, an aggregate of 2,600,000 shares of the Company's common stock were reserved for issuance.

   The following is a summary of the stock option plans' activity:

                                                                Weighted-Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding at December 31, 1996................. 1,266,000       $3.64
   Granted..........................................   329,000       $3.69
   Exercised........................................   (34,000)      $2.88
   Forfeited........................................    (7,000)      $3.77
                                                     ---------
   Outstanding at December 31, 1997................. 1,554,000       $3.67
   Granted..........................................   366,000       $3.08
   Exercised........................................    (4,000)      $2.57
   Forfeited........................................   (32,000)      $3.57
                                                     ---------
   Outstanding at December 31, 1998................. 1,884,000       $3.56
   Granted..........................................   281,000       $3.86
   Exercised........................................  (128,000)      $3.11
   Forfeited........................................  (362,000)      $3.79
                                                     ---------
   Outstanding at December 31, 1999................. 1,675,000       $3.59
                                                     =========

                             SYNBIOTICS CORPORATION

   Options to purchase an aggregate of 1,063,000 shares and 1,171,000 shares were exercisable under the 1995 Plan as of December 31, 1999 and 1998, respectively. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 1999, 1998 and 1997 was $1.62 per share, $1.22 per share and $1.53 per share, respectively. The Company recognized compensation expense of $36,000 during the year ended December 31, 1998. There was no compensation expense during 1999 and 1997.

   The following is a summary of stock options outstanding at December 31, 1999:

                     Options Outstanding                Options Exercisable
         ------------------------------------------- --------------------------
                   Weighted-Average
                      Remaining
 Price               Contractual    Weighted-Average           Weighted-Average
 Range    Number     Life (Years)    Exercise Price   Number    Exercise Price
-------  --------- ---------------- ---------------- --------- ----------------
$1.63--
 $2.54      43,000       6.8             $2.73          26,000      $2.36
$2.55--
 $3.81     793,000       7.1             $3.25         519,000      $3.20
$3.82--
 $5.63     839,000       6.5             $3.99         518,000      $4.02
         ---------                                   ---------
$1.63--
 $5.63   1,675,000       6.8             $3.59       1,063,000      $3.58
         =========                                   =========

   For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 54.3%, 54.8% and 56.8%; risk-free interest rates of 5.5%, 5.1% and 6.2%; and expected lives of 3.1 years, 2.7 years and 2.7 years.

   In conjunction with the acquisition of Prisma (Note 3), the Company assumed all of the outstanding Prisma stock options (the "1998 Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 157,000 shares of the Company's common stock were reserved for issuance with an exercise price of $.0016 per share. As of December 31, 1999, there were 3,000 shares outstanding under the 1998 Plan with a weighted-average exercise price of $.0016 per share and a weighted-average remaining contractual life of 8.2 years. Options to purchase 3,000 shares were exercisable under the 1998 Plan with a weighted-average exercise price of $.0016 per share. No compensation expense was recognized by the Company related to the 1998 Plan during the years ended December 31, 1999 and 1998.

   In conjunction with the acquisition of ICG, the Company assumed all of the outstanding ICG stock options (the "ICG Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company's common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 1999, there were 48,000 shares outstanding under the ICG Plan with a weighted-average exercise price of $9.75 per share and a weighted-average remaining contractual life of 2.9 years. Options to purchase 39,000 shares were exercisable under the ICG Plan with a weighted-average exercise price of $9.80 per share. No compensation expense was recognized by the Company related to the ICG Plan during the years ended December 31, 1999, 1998 and 1997.

   During 1999 and 1998, respectively, $682,000 and $3,000 of accrued stock compensation expense was transferred to common stock upon the exercise of stock options, and is considered a non-cash financing activity for purposes of the statement of cash flows.

                             SYNBIOTICS CORPORATION

NOTE 8--INCOME TAXES:

   The Company recorded a net (benefit from) provision for income taxes for the years ended December 31, 1999, 1998 and 1997 as follows:

                                                  Year Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               ---------  -----------  --------
   Current income tax (benefit) expense:
     State.................................... $   3,000  $    62,000  $  6,000
     Foreign..................................     6,000        7,000   122,000
                                               ---------  -----------  --------
                                                   9,000       69,000   128,000
                                               ---------  -----------  --------
   Deferred income tax (benefit) expense:
     Federal..................................  (574,000)  (1,149,000)  194,000
     State....................................   (36,000)    (322,000)  262,000
     Foreign..................................    21,000      (20,000)  (25,000)
                                               ---------  -----------  --------
                                                (589,000)  (1,491,000)  431,000
                                               ---------  -----------  --------
   Net income tax (benefit) expense........... $(580,000) $(1,422,000) $559,000
                                               =========  ===========  ========

   Federal and state deferred tax assets comprise the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
   Federal:
     Net operating loss carryforwards................... $5,059,000  $4,988,000
     Tax credit carryforwards...........................    813,000     866,000
     Patent litigation settlement.......................    828,000     804,000
     Deferred revenue...................................    412,000
     Equity losses of investee..........................    313,000     313,000
     Accrued compensation...............................     61,000     126,000
     Other reserves and accruals........................    286,000     168,000
                                                         ----------  ----------
                                                         $7,772,000  $7,265,000
   Less valuation allowance.............................    (89,000)
                                                         ----------  ----------
                                                         $7,683,000  $7,265,000
                                                         ==========  ==========
   State:
     Net operating loss carryforwards................... $   53,000  $  168,000
     Tax credit carryforwards...........................    258,000     254,000
     Patent litigation settlement.......................    215,000     209,000
     Deferred revenue...................................    107,000
     Equity losses of investee..........................    150,000     150,000
     Accrued compensation...............................     16,000      33,000
     Other reserves and accruals........................    125,000      88,000
                                                         ----------  ----------
                                                         $  924,000  $  902,000
                                                         ==========  ==========

   As of December 31, 1999 and 1998, the Company had foreign deferred tax assets of $21,000 and $47,000, respectively.

                             SYNBIOTICS CORPORATION

   The valuation allowance for Federal deferred tax assets at December 31, 1999 is due to management's determination that it is more likely than not that certain Federal tax credit carryforwards will not be realized before their expiration dates.

   A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------  -----------  ---------
Amounts computed at statutory Federal rate..  $(716,000) $(1,133,000) $ 260,000
State income taxes..........................    (67,000)    (226,000)   273,000
Foreign income taxes........................     27,000      (13,000)   122,000
Income (deductions) for financial reporting
 purposes for which there is no current tax
 (benefit) provision........................     34,000      (72,000)   164,000
Utilization of Federal net operating loss
 carryforwards..............................                           (260,000)
Expiration of Federal general business tax
 credits....................................     53,000
Expiration of state general business tax
 credits....................................                  22,000
Increase in valuation allowance.............     89,000
                                              ---------  -----------  ---------
                                              $(580,000) $(1,422,000) $ 559,000
                                              =========  ===========  =========

   The Company has available Federal net operating loss carryforwards at December 31, 1999 of approximately $14,879,000, which expire from 2003 to 2014. Available state net operating loss carryforwards at December 31, 1999 total approximately $602,000, which expire from 2000 to 2004. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 1999 aggregate approximately $1,071,000 and expire from 2000 to 2006.

NOTE 9--EARNINGS (LOSS) PER SHARE:

   The following is a reconciliation of net income (loss) and share amounts used in the computations of earnings (loss) per share:

                                                Year Ended December 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  ----------
Basic and diluted net (loss) income used:
  (Loss) income from continuing
   operations............................  $(1,526,000) $(1,911,000) $  207,000
  Less accretion of mandatorily
   redeemable common stock...............     (126,000)    (111,000)    (71,000)
                                           -----------  -----------  ----------
  (Loss) income from continuing
   operations used in computing basic
   (loss) income from continuing
   operations per share..................   (1,652,000)  (2,022,000)    136,000
  Early extinguishment of debt, net of
   tax...................................      116,000
                                           -----------  -----------  ----------
  Net (loss) income used in computing
   basic and diluted net (loss) income
   per share.............................  $(1,536,000) $(2,022,000) $  136,000
                                           ===========  ===========  ==========
Shares used:
  Weighted average common shares
   outstanding used in computing basic
   (loss) income per share...............    9,079,000    8,679,000   7,710,000
  Weighted average options and warrants
   to purchase common stock as determined
   by application of the treasury
   method................................                               318,000
                                           -----------  -----------  ----------
  Shares used in computing diluted net
   (loss) income per share...............    9,079,000    8,679,000   8,028,000
                                           ===========  ===========  ==========

                             SYNBIOTICS CORPORATION

   Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 309,000 and 694,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the years ended December 31, 1999 and 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net (loss) income per share for the years December 31, 1999, 1998 and 1997 as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the years ended December 31, 1999 and 1998.

   In January 2000, the Company issued a $2,183,000 convertible note in conjunction with an acquisition (Note 12), and issued 135,000 newly issued and unregistered shares in connection with the resolution of a contingency contained in the patent litigation settlement agreement with the Hospital (Note
2).

NOTE 10--COMMITMENTS AND CONTINGENCIES:

   The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 1999 are as follows:

       2000.......................................................... $1,079,000
       2001..........................................................    962,000
       2002..........................................................    586,000
       2003..........................................................    358,000
       2004..........................................................    358,000
       Thereafter....................................................  3,478,000
                                                                      ----------
                                                                      $6,821,000
                                                                      ==========

   Total rent expense under noncancelable operating leases was $1,150,000, $542,000 and $608,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

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

NOTE 11--SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

   The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

   The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                1999        1998        1997
                                             ----------- ----------- -----------
   Diagnostics.............................. $23,152,000 $23,940,000 $16,616,000
   Vaccines.................................   6,013,000   7,106,000   6,670,000
   Instruments..............................   1,333,000     333,000
   Other revenues...........................     259,000     317,000     332,000
                                             ----------- ----------- -----------
                                             $30,757,000 $31,696,000 $23,618,000
                                             =========== =========== ===========

                             SYNBIOTICS CORPORATION

   The following are revenues and long-lived assets information by geographic area:

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------- ----------- -----------
   Revenues:
     United States......................... $21,857,000 $21,522,000 $17,491,000
     France................................   4,518,000   4,961,000   5,004,000
     Other foreign countries...............   4,382,000   5,213,000   1,123,000
                                            ----------- ----------- -----------
                                            $30,757,000 $31,696,000 $23,618,000
                                            =========== =========== ===========

                                                              December 31,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
   Long-lived assets:
     United States...................................... $12,079,000 $13,038,000
     France.............................................   6,440,000   8,090,000
                                                         ----------- -----------
                                                         $18,519,000 $21,128,000
                                                         =========== ===========

   The Company had no significant customers during the year ended December 31, 1999. During the year ended December 31, 1998, sales to two customers totalled $10,201,000. Sales totalling $9,224,000 during the year ended December 31, 1997 were made to two customers.

NOTE 12--SUBSEQUENT EVENTS:

   On January 13, 2000, the Company acquired W3Commerce LLC, a privately-held Internet systems and services provider based in San Diego, CA. The consideration paid was $2,183,000 and was in the form of a 5 year note which bears interest at 6.21% and is convertible into 1,000,000 shares of the Company's common stock beginning January 12, 2002. Upon conversion, any accrued interest will be forgiven. The former shareholders of W3Commerce may receive up to an additional 800,000 shares of the Company's common stock if certain per share stock price targets for the Company's common stock are reached prior to January 12, 2003. As of December 31, 1999, the Company had made an investment in W3Commerce of $168,000.

   In March 2000, the Company reached an agreement with Imperial Bank ("Imperial") to refinance the outstanding Bank debt. The new debt agreement includes a $6,000,000 term loan, which is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable in monthly installments, beginning in May 2000, of $100,000 of principal plus accrued interest and is secured by substantially all of the Company's assets.

   In addition, the debt agreement also includes a $4,000,000 revolving line of credit which bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent.

   The Company recorded an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Bank debt.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under Part III, Items 9, 10, 11 and 12, has been omitted from this report since we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit Index

   Exhibits marked with an asterisk have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by us with the Securities and Exchange Commission. We will furnish a copy of any one or more of these exhibits, except for Exhibit 27 which is for electronic filing purposes only, to any shareholder who so requests.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 2.4*    Asset Purchase Agreement between Rhone Incorporated herein by reference to
         Merieux, Inc. and the Registrant,      Exhibit 2.4 to the Registrant's
         dated May 14, 1997.                    Current Report on Form 8-K, dated July
                                                9, 1997.
 2.4.1*  Amendment No. 1 to Asset Purchase      Incorporated herein by reference to
         Agreement between Rhone Merieux, Inc.  Exhibit 2.4.1 to the Registrant's
         and the Registrant, dated July 9,      Current Report on Form 8-K, dated July
         1997.                                  9, 1997.
 2.4.2*  Amendment No. 2 to Asset Purchase      Incorporated herein by reference to
         Agreement between Rhone Merieux, Inc.  Exhibit 2.4.2 to the Registrant's
         and the Registrant, dated July 9,      Current Report on Form 8-K, dated July
         1997.                                  9, 1997.
 2.5*    Stock Purchase Agreement between Rhone Incorporated herein by reference to
         Merieux S.A., Institut De Selection    Exhibit 2.5 to the Registrant's
         Animale S.A., Rhone Merieux            Current Report on Form 8-K, dated July
         Diagnostics S.A.S. and the Registrant, 9, 1997.
         dated May 14, 1997.
 2.5.1*  Amendment No. 1 to Stock Purchase      Incorporated herein by reference to
         Agreement between Rhone Merieux        Exhibit 2.5.1 to the Registrant's
         S.A.S., Institut De Selection Animale  Current Report on Form 8-K, dated July
         S.A., R.M.--Diagnostics S.A.S. and the 9, 1997.
         Registrant, dated July 9, 1997.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 2.5.2*  Amendment No. 2 to Stock Purchase      Incorporated herein by reference to
         Agreement between Rhone Merieux        Exhibit 2.5.2 to the Registrant's
         S.A.S., Institut De Selection Animale  Current Report on Form 8-K, dated July
         S.A., R.M.--Diagnostics S.A.S. and the 9, 1997.
         Registrant, dated July 9, 1997.
 2.6*    Agreement and Plan of Reorganization   Incorporated herein by reference to
         By and Among the Registrant, Prisma    Exhibit 2.1 to the Registrant's
         Acquisition Corp. and the Stockholders Current Report on Form 8-K dated March
         and an Optionholder of Prisma          6, 1998.
         Acquisition Corp., dated as of
         February 27, 1998.
 2.7*    Agreement of Merger By and Between     Incorporated herein by reference to
         Prisma Acquisition Corp. and the       Exhibit 2.2 to the Registrant's
         Registrant, dated as of March 6, 1998. Current Report on Form 8-K dated March
                                                6, 1998.
 3.1*    Articles of Incorporation, as amended. Incorporated herein by reference to
                                                Exhibit 3.1 to the Registrant's Annual
                                                Report on Form 10-KSB for the year
                                                ended December 31, 1996.
 3.1.1*  Certificate of Amendment of Articles   Incorporated herein by reference to
         of Incorporation, filed August 4,      Exhibit 3.1 to the Registrant's
         1998.                                  Quarterly Report on Form 10-QSB for
                                                the quarter ended September 30, 1998.
 3.2*    Bylaws, as amended.                    Incorporated herein by reference to
                                                Exhibit 3.2 to the Registrant's
                                                Quarterly Report on Form 10-QSB for
                                                the quarter ended June 30, 1998.
 4.1*    Certificate of Determination of Series Incorporated herein by reference to
         A Junior Participating Preferred Stock Exhibit 4.1 to the Registrant's Annual
         filed October 13, 1998.                Report on Form 10-KSB for the year
                                                ended December 31, 1998.
 4.2*    Rights Agreement, dated as of October  Incorporated herein by reference to
         1, 1998, between the Company and       the Registrant's Form 8-A dated
         ChaseMellon Shareholder Services,      October 7, 1998.
         L.L.C., which includes the form of
         Certificate of Determination for the
         Series A Junior Participating
         Preferred Stock as Exhibit A, the form
         of Rights Certificate as Exhibit B and
         the Summary of Rights to Purchase
         Series A Preferred Shares as Exhibit
         C.
 4.3*    Credit Agreement among the Registrant, Incorporated herein by reference to
         the Banks Named Herein and Banque      Exhibit 10.64 to the Registrant's
         Paribas as Agent, dated as of July 9,  Quarterly Report on Form 10-QSB for
         1997.                                  the quarter ended September 30, 1997.
 4.3.1*  Waiver and First Amendment to          Incorporated herein by reference to
         $15,000,000 Credit Agreement Among the Exhibit 10.64.1 to the Registrant's
         Registrant, the Banks Named Therein    Quarterly Report on Form 10-QSB for
         and Banque Paribas, as Agent, dated    the quarter ended September 30, 1998.
         March 6, 1998.

 Exhibit                  Title                             Method of Filing
 -------                  -----                             ----------------
 4.3.2*   Waiver and Second Amendment to         Incorporated herein by reference to
          $15,000,000 Credit Agreement Among the Exhibit 4.3.2 to the Registrant's
          Registrant, the Banks Named Therein    Quarterly Report on Form 10-QSB for
          and Banque Paribas, as Agent, dated    the quarter ended March 31, 1999.
          January 12, 1999.
 10.1*    Lease of Premises by Registrant        Incorporated herein by reference to
          located at 11011 Via Frontera, San     Exhibit 10.1 to the Registrant's
          Diego, California, dated November 28,  Annual Report on Form 10-K for its
          1989.                                  fiscal year ended March 31, 1991.
 10.2*+   Employment Agreement between the       Incorporated herein by reference to
          Registrant and Kenneth M. Cohen, dated Exhibit 10.2 to the Registrant's
          May 7, 1996.                           Registration Statement on Form S-4,
                                                 Registration No. 333-10343, dated
                                                 September 12, 1996.
 10.4*+   1983 Stock Option Plan.                Incorporated herein by reference to
                                                 the Registrant's Registration
                                                 Statement on Form S-18, Registration
                                                 No. 2-83602, dated August 25, 1983.
 10.4.1*+ First Amendment to 1983 Stock Option   Incorporated herein by reference to
          Plan.                                  Exhibit 10.4.1 to the Registrant's
                                                 Annual Report on Form 10-K for its
                                                 fiscal year ended March 31, 1988.
 10.5*+   1984 Stock Option Plan.                Incorporated herein by reference to
                                                 Exhibit 10.5 to the Registrant's
                                                 Registration Statement on Form S-1,
                                                 Registration No. 33-5292, dated July
                                                 16, 1986.
 10.5.1*+ First and Second Amendments to 1984    Incorporated herein by reference to
          Stock Option Plan.                     Exhibit 10.5.1 to the Registrant's
                                                 Annual Report on Form 10-K for its
                                                 fiscal year ended March 31, 1988.
 10.6*+   1986 Stock Option Plan.                Incorporated herein by reference to
                                                 Exhibit 10.6 to the Registrant's
                                                 Registration Statement on Form S-1,
                                                 Registration No. 33-5292, dated July
                                                 16, 1986.
 10.6.1*+ First Amendment to 1986 Stock Option   Incorporated herein by reference to
          Plan.                                  Exhibit 10.6.1 to the Registrant's
                                                 Annual Report on Form 10-K for its
                                                 fiscal year ended March 31, 1988.
 10.7*+   Employment Agreement between the       Incorporated herein by reference to
          Registrant and Paul A. Rosinack, dated Exhibit 10.7 to the Registrant's
          October 25, 1996.                      Quarterly Report on Form 10-QSB for
                                                 the quarter ended March 31, 1997.
 10.9*+   Employment Contract between Synbiotics Incorporated herein by reference to
          Europe, SAS and Francois Guillemin,    Exhibit 10.9 to the Registrant's
          dated as of July 22, 1999.             Quarterly Report on Form 10-QSB for
                                                 the quarter ended March 31, 1999.

 Exhibit                   Title                             Method of Filing
 -------                   -----                             ----------------
 10.26*+   1987 Stock Option Plan.                Incorporated herein by reference to
                                                  Exhibit 28 to the Registrant's
                                                  Registration Statement on Form S-8,
                                                  Registration No. 33-15712, dated July
                                                  9, 1987.
 10.26.1*+ First Amendment to 1987 Stock Option   Incorporated herein by reference to
           Plan.                                  Exhibit 10.26.1 to the Registrant's
                                                  Annual Report on Form 10-K for its
                                                  fiscal year ended March 31, 1988.
 10.34*    Single-Tenant Industrial Lease by the  Incorporated herein by reference to
           Registrant of Premises located at      Exhibit 10.34 to the Registrant's
           16420 Via Esprillo, San Diego,         Annual Report on Form 10-KSB for the
           California, dated as of May 1, 1996.   year ended December 31, 1996.
 10.36*    Marketing Agreement between the        Incorporated herein by reference to
           Registrant and Bio-Trends              Exhibit 10.36 to the Registrant's
           International, Inc., dated May 10,     Annual Report on Form 10-K for its
           1989.                                  fiscal year ended March 31, 1989.
 10.36.1*  Distribution Agreement between the     Incorporated herein by reference to
           Registrant and Bio-Trends              Exhibit 10.36.1 to the Registrant's
           International, Inc., dated February 7, Annual Report on Form 10-K for its
           1990.                                  fiscal year ended March 31, 1990.
 10.36.2*  Amendment to FeLV Distribution         Incorporated herein by reference to
           Agreement between the Registrant and   Exhibit 10.36.2 to the Registrant's
           Bio-Trends International, Inc., dated  Quarterly Report on Form 10-QSB for
           as of August 22, 1996.                 the quarter ended September 30, 1996.
 10.38.1*  Addendum to Distribution Agreement     Incorporated herein by reference to
           between the Registrant and Rhone-      Exhibit 10.38.1 to the Registrant's
           Merieux, dated April 11, 1996.         Quarterly Report on Form 10-QSB for
                                                  the quarter ended September 30, 1996.
 10.38.2*  Second Addendum to Distribution        Incorporated herein by reference to
           Agreement between the Registrant and   Exhibit 10.38.2 to the Registrant's
           Rhone-Merieux, dated August 27, 1996.  Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
 10.39*    Distribution Agreement between the     Incorporated herein by reference to
           Registrant and Bio-Trends              Exhibit 10.39 to the Registrant's
           International, Inc., dated August 1,   Annual Report on Form 10-K for its
           1990.                                  fiscal year ended March 31, 1991.
 10.41*    Agreement between the Registrant and   Incorporated herein by reference to
           Rhone Merieux, Inc., dated July 9,     Exhibit 7.01 to the Registrant's
           1992.                                  Current Report on Form 8-K dated July
                                                  23, 1992.
 10.41.1*  Addendum to Agreement between the      Incorporated herein by reference to
           Registrant and Rhone Merieux, Inc.,    Exhibit 10.41.1 to the Registrant's
           dated August 22, 1996.                 Quarterly Report on Form 10-QSB for
                                                  the quarter ended September 30, 1996.
 10.41.2*  Third Addendum to Distribution         Incorporated herein by reference to
           Agreement between the Registrant and   Exhibit 10.41.2 to the Registrant's
           Merial Limited, dated as of July 1,    Quarterly Report on Form 10-QSB for
           1998.                                  the quarter ended March 31, 1999.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 10.43*+ 1991 Stock Option Plan, as amended.    Incorporated herein by reference to
                                                Exhibit 4.1 to the Registrant's
                                                Registration Statement on Form S-8,
                                                Registration No. 33-55992, dated
                                                December 21, 1992.
 10.46*  Agreement Regarding Licensing,         Incorporated herein by reference to
         Development, Marketing and             Exhibit 10.46 to the Registrant's
         Manufacturing between the Registrant   Quarterly Report on Form 10-QSB for
         and Binax, Inc., dated as of June 30,  the quarter ended December 31, 1993.
         1993.
 10.47*  Amendment No. One to Agreement         Incorporated herein by reference to
         Regarding Licensing, Development,      Exhibit 10.47 to the Registrant's
         Marketing and Manufacturing between    Quarterly Report on Form 10-QSB for
         the Registrant and Binax, Inc., dated  the quarter ended December 31, 1993.
         December 9, 1993.
 10.48*  Amendment No. Two to Agreement         Incorporated herein by reference to
         Regarding Licensing, Development,      Exhibit 10.48 to the Registrant's
         Marketing and Manufacturing between    Annual Report on Form 10-KSB for the
         the Registrant and Binax, Inc., dated  year ended December 31, 1995.
         as of July 27, 1994.
 10.49*  Amendment No. Three to Agreement       Incorporated herein by reference to
         Regarding Licensing, Development,      Exhibit 10.49 to the Registrant's
         Marketing and Manufacturing between    Quarterly Report on Form 10-QSB for
         the Registrant and Binax, Inc., dated  the quarter ended June 30, 1999.
         April 12, 1999.
 10.50*+ 1995 Stock Option/Stock Issuance Plan, Incorporated herein by reference to
         as amended.                            Exhibit 10.50 to the Registrant's
                                                Quarterly Report on Form 10-QSB for
                                                the quarter ended June 30, 1999.
 10.51*+ Form of Notice of Grant/Stock Option   Incorporated herein by reference to
         Agreement, as used under the 1995      Exhibit 99.2 to the Registrant's
         Stock Option/Stock Issuance Plan.      Registration Statement on Form S-8,
                                                Registration No. 33-61103, dated July
                                                17, 1995.
 10.52*  Contract Manufacturing Agreement,      Incorporated herein by reference to
         dated as of March 31, 1995.            Exhibit 10.48 to the Registrant's
                                                Annual Report on Form 10-KSB for the
                                                year ended December 31, 1995.
 10.53*  Distribution Agreement between the     Incorporated herein by reference to
         Registrant and Daiichi Pharmaceutical  Exhibit 10.53 to the Registrant's
         Co., Ltd., dated January 16, 1996      Quarterly Report on Form 10-QSB for
                                                the quarter ended March 31, 1996.
 10.58*+ International Canine Genetics, Inc.    Incorporated herein by reference to
         Amended and Restated 1992 Stock Option Exhibit 99.1 to the Registrant's
         Plan.                                  Registration Statement on Form S-8,
                                                Registration No. 333-18363, dated
                                                December 20, 1996.
 10.59*+ Form of International Canine Genetics, Incorporated herein by reference to
         Inc. Grant of Nonstatutory Stock       Exhibit 99.2 to the Registrant's
         Option under the Amended and Restated  Registration Statement on Form S-8,
         1992 Stock Option Plan.                Registration No. 333-18363, dated
                                                December 20, 1996.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 10.60*+ Form of International Canine Genetics, Incorporated herein by reference to
         Inc. Grant of Incentive Stock Option   Exhibit 99.3 to the Registrant's
         under the Amended and Restated 1992    Registration Statement on Form S-8,
         Stock Option Plan.                     Registration No. 333-18363, dated
                                                December 20, 1996.
 10.61*  Patent and Know-How License Agreement  Incorporated herein by reference to
         Amdex A/S and the Registrant, dated    Exhibit 10.61 to the Registrant's
         August 29, 1996.                       Quarterly Report on Form 10-QSB for
                                                the quarter ended March 31, 1997.
 10.65*  Stock Restriction and Rights Agreement Incorporated herein by reference to
         between the Registrant and Rhone       Exhibit 10.65 to the Registrant's
         Merieux S.A.S., dated as of July 9,    Quarterly Report on Form 10-QSB for
         1997.                                  the quarter ended September 30, 1997.
 10.66*  Warrant Agreement between the          Incorporated herein by reference to
         Registrant and Banque Paribas, dated   Exhibit 10.66 to the Registrant's
         as of July 9, 1997.                    Quarterly Report on Form 10-QSB for
                                                the quarter ended September 30, 1997.
 10.69*  Settlement Agreement, Stipulation to   Incorporated herein by reference to
         Settlement Order Under Seal, Release   Exhibit 10.70 to the Registrant's
         and License Between Barnes-Jewish      Quarterly Report on Form 10-QSB for
         Hospital and the Registrant, dated as  the quarter ended September 30, 1998.
         of July 28, 1998.
 21      List of Subsidiaries.                  Filed herewith.
 23      Consent of Independent Accountants.    Filed herewith.
 27      Financial Data Schedule.               Filed herewith for electronic filing
                                                purposes only.

--------
*  Incorporated by reference.
+  Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   None.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2000
                                          Synbiotics Corporation

                                                  /s/ Michael K. Green
                                          By: _________________________________
                                                     Michael K. Green
                                                   Senior Vice President

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                              Title                    Date
              ---------                              -----                    ----
        /s/ Kenneth M. Cohen           Chief Executive Officer,           April 10,
______________________________________  President and Director            2000
           Kenneth M. Cohen
        /s/ Michael K. Green           Chief Financial Officer            April 10,
______________________________________                                    2000
           Michael K. Green
        /s/ Keith A. Butler            Chief Accounting Officer and       April 10,
______________________________________  Corporate Controller              2000
           Keith A. Butler
       /s/ Patrick Owen Burns          Director                           April 10,
______________________________________                                    2000
          Patrick Owen Burns
         /s/ Rigdon Currie             Director                           April 10,
______________________________________                                    2000
            Rigdon Currie
       /s/ James C. DeCesare           Director                           April 10,
______________________________________                                    2000
          James C. DeCesare
        /s/ Brenda D. Gavin            Director                           April 10,
______________________________________                                    2000
           Brenda D. Gavin
        /s/ Joseph Klein III           Director                           April 10,
______________________________________                                    2000
           Joseph Klein III
        /s/ Colin Lucas-Mudd           Director                           April 10,
______________________________________                                    2000
           Colin Lucas-Mudd
       /s/ Donald E. Phillips          Director                           April 10,
______________________________________                                    2000
          Donald E. Phillips

                                 EXHIBIT INDEX

 Exhibit No. Exhibit
 ----------- -------
 2.4*        Asset Purchase Agreement between Rhone Merieux, Inc. and the
             Registrant, dated May 14, 1997.
 2.4.1*      Amendment No. 1 to Asset Purchase Agreement between Rhone Merieux,
             Inc. and the Registrant, dated July 9, 1997
 2.4.2*      Amendment No. 2 to Asset Purchase Agreement between Rhone Merieux,
             Inc. and the Registrant, dated July 9, 1997.
 2.5*        Stock Purchase Agreement between Rhone Merieux S.A., Institut De
             Selection Animale S.A., Rhone Merieux Diagnostics S.A.S. and the
             Registrant, dated May 14, 1997.
 2.5.1*      Amendment No. 1 to Stock Purchase Agreement between Rhone Merieux
             S.A.S., Institut De Selection Animale S.A., R.M.--Diagnostics
             S.A.S. and the Registrant, dated July 9, 1997.
 2.5.2*      Amendment No. 2 to Stock Purchase Agreement between Rhone Merieux
             S.A.S., Institut De Selection Animale S.A., R.M.--Diagnostics
             S.A.S. and the Registrant, dated July 9, 1997.
 2.6*        Agreement and Plan of Reorganization By and Among the Registrant,
             Prisma Acquisition Corp. and the Stockholders and an Optionholder
             of Prisma Acquisition Corp., dated as of February 27, 1998.
 2.7*        Agreement of Merger By and Between Prisma Acquisition Corp. and
             the Registrant, dated as of March 6, 1998.
 3.1*        Articles of Incorporation, as amended.
 3.1.1*      Certificate of Amendment of Articles of Incorporation, filed
             August 4, 1998.
 3.2*        Bylaws, as amended.
 4.1*        Certificate of Determination of Series A Junior Participating
             Preferred Stock filed October 13, 1998.
 4.2*        Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior
             Participating Preferred Stock as Exhibit A, the form of Rights
             Certificate as Exhibit B and the Summary of Rights to Purchase
             Series A Preferred Shares as Exhibit C.
 4.3*        Credit Agreement among the Registrant, the Banks Named Herein and
             Banque Paribas as Agent, dated as of July 9, 1997.
 4.3.1*      Waiver and First Amendment to $15,000,000 Credit Agreement Among
             the Registrant, the Banks Named Therein and Banque Paribas, as
             Agent, dated March 6, 1998.
 4.3.2*      Waiver and Second Amendment to $15,000,000 Credit Agreement Among
             the Registrant, the Banks Named Therein and Banque Paribas, as
             Agent, dated January 12, 1998.
 10.1*       Lease of Premises by Registrant located at 11011 Via Frontera, San
             Diego, California, dated November 28, 1989.
 10.2*+      Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.
 10.4*+      1983 Stock Option Plan.
 10.4.1*+    First Amendment to 1983 Stock Option Plan.
 10.5*+      1984 Stock Option Plan.
 10.5.1*+    First and Second Amendments to 1984 Stock Option Plan.
 10.6*+      1986 Stock Option Plan.
 10.6.1*+    First Amendment to 1986 Stock Option Plan.
 10.7*+      Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.

 Exhibit No. Exhibit
 ----------- -------
 10.9*+      Employment Contract between Synbiotics Europe, SAS and Francois
             Guillemin, dated as of July 22, 1999.
 10.26*+     1987 Stock Option Plan.
 10.26.1*+   First Amendment to 1987 Stock Option Plan.
 10.34*      Single-Tenant Industrial Lease by the Registrant of Premises
             located at 16420 Via Esprillo, San Diego, California, dated as of
             May 1, 1996.
 10.36*      Marketing Agreement between the Registrant and Bio-Trends
             International, Inc., dated May 10, 1989.
 10.36.1*    Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated February 7, 1990.
 10.36.2*    Amendment to FeLV Distribution Agreement between the Registrant and Bio-Trends International, Inc., dated as of August 22, 1996.
 10.38.1*    Addendum to Distribution Agreement between the Registrant and
             Rhone-Merieux, dated April 11, 1996.
 10.38.2*    Second Addendum to Distribution Agreement between the Registrant and Rhone-Merieux, dated August 27, 1996.
 10.39*      Distribution Agreement between the Registrant and Bio-Trends
             International, Inc., dated August 1, 1990.
 10.41*      Agreement between the Registrant and Rhone Merieux, Inc., dated
             July 9, 1992.
 10.41.1*    Addendum to Agreement between the Registrant and Rhone Merieux,
             Inc., dated August 22, 1996.
 10.43*+     1991 Stock Option Plan, as amended
 10.46*      Agreement Regarding Licensing, Development, Marketing and
             Manufacturing between the Registrant and Binax, Inc., dated as of
             June 30, 1993.
 10.47*      Amendment No. One to Agreement Regarding Licensing, Development,
             Marketing and Manufacturing between the Registrant and Binax,
             Inc., dated December 9, 1993.
 10.48*      Amendment No. Two to Agreement Regarding Licensing, Development,
             Marketing and Manufacturing between the Registrant and Binax,
             Inc., dated as of July 27, 1994.
 10.49*      Amendment No. Three to Agreement Regarding Licensing, Development,
             Marketing and Manufacturing between the Registrant and Binax,
             Inc., dated as of April 12, 1999.
 10.50*+     1995 Stock Option/Stock Issuance Plan, as amended.
 10.51*+     Form of Notice of Grant/Stock Option Agreement, as used under the
             1995 Stock Option/Stock Issuance Plan.
 10.52*      Contract Manufacturing Agreement, dated as of March 31, 1995.
 10.53*      Distribution Agreement between the Registrant and Daiichi
             Pharmaceutical Co., Ltd., dated January 16, 1996.
 10.58*+     International Canine Genetics, Inc. Amended and Restated 1992
             Stock Option Plan.
 10.59*+     Form of International Canine Genetics, Inc. Grant of Nonstatutory
             Stock Option under the Amended and Restated 1992 Stock Option
             Plan.
 10.60*+     Form of International Canine Genetics, Inc. Grant of Incentive
             Stock Option under the Amended and Restated 1992 Stock Option
             Plan.
 10.61*      Patent and Know-How License Agreement Amdex A/S and the
             Registrant, dated August 29, 1996.
 10.65*      Stock Restriction and Rights Agreement between the Registrant and
             Rhone Merieux S.A.S., dated as of July 9, 1997.

 Exhibit No. Exhibit
 ----------- -------
 10.66*      Warrant Agreement between the Registrant and Banque Paribas, dated as of July 9, 1997.
 10.69*      Settlement Agreement, Stipulation to Settlement Order Under Seal,
             Release and License Between Barnes-Jewish Hospital and the
             Registrant, dated as of July 28, 1998.
 21          List of Subsidiaries.
 23          Consent of Independent Accountants.
 27          Financial Data Schedule (for electronic filing purposes only).

--------
*  Incorporated by reference.
+  Management contract or compensatory plan or arrangement.