Form 10-Q
period 2000-03-31
SYNBIOTICS CORP
filed 2000-05-22
CIK 719483

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-11303

                            SYNBIOTICS CORPORATION
            (Exact name of registrant as specified in its charter)


          California                               95-3737816
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


          11011 Via Frontera
        San Diego, California                           92127
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (858) 451-3771



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [_]


As of May 15, 2000, 9,372,662 shares of Common Stock were outstanding.

================================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                                                  Page
                                                                                                  ----

Part I     Condensed Consolidated Statement of Operations and Comprehensive Loss -
            Three months ended March 31, 2000 and 1999                                             1

           Condensed Consolidated Balance Sheet -
            March 31, 2000 and December 31, 1999                                                   2

           Condensed Consolidated Statement of Cash Flows -
            Three months ended March 31, 2000 and 1999                                             3

           Notes to Condensed Consolidated Financial Statements                                    4

           Management's Discussion and Analysis of Financial Condition and Results of Operations   8

           Quantitative and Qualitative Disclosures About Market Risk                             15

Part II    Other Information                                                                      16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)
---------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,
                                                                        ----------------------------------------
                                                                              2000                  1999
                                                                        ------------------   -------------------

Revenues:
    Net sales                                                              $     9,158,000      $      9,390,000
    Internet revenues                                                                2,000
    License fees                                                                    61,000                61,000
    Royalties                                                                        2,000                 3,000
                                                                        ------------------   -------------------

                                                                                 9,223,000             9,454,000
                                                                        ------------------   -------------------
Operating expenses:
    Cost of sales                                                                4,933,000             4,080,000
    Research and development                                                       547,000               560,000
    Selling and marketing                                                        2,541,000             2,018,000
    General and administrative                                                   1,726,000             1,414,000
                                                                        ------------------   -------------------

                                                                                 9,747,000             8,072,000
                                                                        ------------------   -------------------

(Loss) income from operations                                                     (524,000)            1,382,000

Other income (expense):
    Interest, net                                                                 (332,000)             (327,000)
                                                                        ------------------   -------------------

(Loss) income before income taxes                                                 (856,000)            1,055,000

(Benefit from) provision for income taxes                                          (22,000)              465,000
                                                                        ------------------   -------------------

(Loss) income before extraordinary item                                           (834,000)              590,000

Early extinguishment of debt, net of tax                                                                 116,000
                                                                        ------------------   -------------------

Net (loss) income                                                                 (834,000)              706,000

Cumulative translation adjustment                                                 (108,000)             (904,000)
                                                                        ------------------   -------------------

Comprehensive loss                                                         $      (942,000)     $       (198,000)
                                                                        ==================   ===================

Basic (loss) income per share:
    (Loss) income from continuing operations                               $         (0.09)     $           0.06
    Early extinghuishment of debt, net of tax                                                               0.01
                                                                        ------------------   -------------------

    Net (loss) income                                                      $         (0.09)     $           0.07
                                                                        ==================   ===================

Diluted (loss) income per share:
    (Loss) income from continuing operations                               $         (0.09)     $           0.06
    Early extinghuishment of debt, net of tax                                                               0.01
                                                                        ------------------   -------------------

    Net (loss) income                                                      $         (0.09)     $           0.07
                                                                        ==================   ===================

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet

                                                                                       March 31,       December 31,
                                                                                          2000               1999
                                                                                    -------------      -------------
                                                                                      (unaudited)          (audited)
Assets
Current assets:
     Cash and equivalents                                                           $   2,726,000      $   2,260,000
     Securities available for sale                                                      1,516,000          3,443,000
     Accounts receivable                                                                5,570,000          4,517,000
     Inventories                                                                        5,226,000          5,178,000
     Deferred tax assets                                                                  508,000            505,000
     Other current assets                                                               1,734,000          1,570,000
                                                                                    -------------      -------------

     Total current assets                                                              17,280,000         17,473,000

Property and equipment, net                                                             1,839,000          1,744,000
Goodwill                                                                               14,835,000         12,137,000
Deferred tax assets                                                                     8,092,000          8,055,000
Deferred debt issuance costs                                                              398,000            447,000
Other assets                                                                            3,766,000          4,191,000
                                                                                    -------------      -------------
                                                                                    $  46,210,000      $  44,047,000
                                                                                    =============      =============
Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                          $   5,814,000      $   5,921,000
     Current portion of long-term debt                                                  1,000,000          1,000,000
     Deferred revenue                                                                     242,000            242,000
                                                                                    -------------      -------------
     Total current liabilities                                                          7,056,000          7,163,000
                                                                                    -------------      -------------
Long-term debt                                                                          8,568,000          5,914,000
Deferred revenue                                                                          909,000            969,000
Other liabilities                                                                       1,573,000          1,546,000
                                                                                    -------------      -------------
                                                                                       11,050,000          8,429,000
                                                                                    -------------      -------------
Mandatorily redeemable common stock                                                     2,444,000          2,412,000
                                                                                    -------------      -------------
Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
        9,366,000 and 8,576,000 shares issued and outstanding at
        March 31, 2000 and December 31, 1999                                           40,015,000         39,424,000
     Common stock warrants                                                              1,003,000          1,003,000
     Accumulated other comprehensive loss                                              (1,024,000)          (916,000)
     Accumulated deficit                                                              (14,334,000)       (13,468,000)
                                                                                    -------------      -------------
     Total non-mandatorily redeemable common stock and other shareholders' equity      25,660,000         26,043,000
                                                                                    -------------      -------------
                                                                                    $  46,210,000      $  44,047,000
                                                                                    =============      =============

    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)

                                                                                              Three Months Ended March 31,
                                                                                           ---------------------------------
                                                                                                2000               1999
                                                                                           -------------       -------------
Cash flows from operating activities:
Net (loss) income                                                                          $    (834,000)      $     706,000
Adjustments to reconcil net (loss) income to net cash (used for) provided by operating activities:
     Depreciation and amortization                                                               602,000             608,000
     Early extinguishment of debt                                                                                   (200,000)
     Changes in assets and liabilities:
        Account receivable                                                                    (1,053,000)         (1,253,000)
        Inventories                                                                              (48,000)           (490,000)
        Deferred taxes                                                                           (40,000)            355,000
        Other assets                                                                              57,000             577,000
        Accounts payable and accrued expenses                                                    374,000           1,637,000
        Income taxes payable                                                                                         113,000
        Deferred revenue                                                                         (60,000)          1,393,000
        Other liabilities                                                                         27,000              29,000
                                                                                           -------------       -------------
Net cash (used for) provided by operating activities                                            (975,000)          3,475,000
                                                                                           -------------       -------------
Cash flows from investing activities:
     Acquisition of property and equipment                                                      (238,000)           (343,000)
     Proceeds from sale of securities available for sale                                       1,927,000             241,000
                                                                                           -------------       -------------
Net cash provided by (used for) investing activities                                           1,689,000            (102,000)
                                                                                           -------------       -------------
Cash flows from financing activities:
     Payments of long-term debt                                                                 (250,000)         (1,050,000)
     Proceeds from issuance of common stock, net                                                 110,000             138,000
                                                                                           -------------       -------------
Net cash used for financing activities                                                          (140,000)           (912,000)
                                                                                           -------------       -------------
Net increase in cash and equivalents                                                             574,000           2,461,000

Effect of exchange rates on cash                                                                (108,000)           (904,000)

Cash and equivalents - beginning of period                                                     2,260,000           4,357,000
                                                                                           -------------       -------------
Cash and equivalents - end of period                                                       $   2,726,000       $   5,914,000
                                                                                           =============       =============

   See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and comprehensive loss and of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries Synbiotics Europe SAS and W3COMMERCE. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1999. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Acquisition:

On January 12, 2000, the Company acquired W3COMMERCE LLC, a privately-held Internet systems and services provider based in San Diego, CA. The consideration paid was $2,913,000, which consisted of $100,000 in cash and a 5 year, $2,813,000 note, which bears interest at 6.21% and is convertible into 1,000,000 shares of the Company's common stock beginning January 12, 2002. Upon conversion, any accrued interest will be forgiven. The former shareholders of W3COMMERCE may receive up to an additional 800,000 shares of the Company's common stock if certain per share stock price targets for the Company's common stock are reached prior to January 12, 2003.

The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,064,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The convertible debt portion of the of the purchase price and liabilities assumed totalling $2,893,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

The Company's statement of operations includes the results of operations of W3COMMERCE for the period January 1, 2000 to March 31, 2000. The following are pro forma results of operations as if the W3COMMERCE transaction had been consummated on January 1, 1999:

                                               Three Months
                                                  Ended
                                              March 31, 1999
                                              --------------
                                                (unaudited)
Revenues:
   As Reported                                $    9,454,000
                                              ==============

   Pro forma                                  $    9,456,000
                                              ==============

   Net income:
   As reported                                $      706,000
                                              ==============

   Pro forma                                  $      429,000
                                              ==============

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------

                                                     Three Months
                                                        Ended
                                                    March 31, 1999
                                                  ------------------
                                                      (unaudited)

Basic net income per share:
        As reported                               $             0.07
                                                  ==================

        Pro forma                                 $             0.04
                                                  ==================

       Diluted net income per share:
        As reported                               $             0.07
                                                  ==================

        Pro forma                                 $             0.04
                                                  ==================



Note 3 - Inventories:

Inventories consist of the following:


                                        March 31,          December 31,
                                          2000                 1999
                                     --------------      ---------------
                                       (unaudited)          (audited)

  Inventories:
      Raw materials                  $    3,013,000      $     2,320,000
      Work in process                       122,000              589,000
      Finished goods                      2,091,000            2,269,000
                                     --------------      ---------------

                                     $    5,226,000      $     5,178,000
                                     ==============      ===============



Note 4 - (Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

                                                                                  Three Months Ended March 31,
                                                                               -----------------------------------
                                                                                   2000                 1999
                                                                               -----------------------------------
  Basic and diluted net (loss) income used:
     (Loss) income from continuing operations                                   $   (834,000)         $    590,000
     Less accretion of mandatorily redeemable common stock                           (32,000)              (31,000)
                                                                               -------------         -------------
     (Loss) income from continuing operations used in computing
        basic (loss) income from continuing operations per share                    (866,000)              559,000
     Early extinguishment of debt, net of tax                                                              116,000
                                                                               -------------         -------------
     Net (loss) income used in computing basic and diluted  net (loss)
         income per share                                                       $   (866,000)         $    675,000
                                                                               =============         =============

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                     2000                 1999
                                                                                ----------------      ---------------
Shares used:
 Weighted average common shares outstanding used in computing basic
  (loss) income per share                                                              9,281,000            8,920,000
 Weighted average options and warrants to purchase common stock as
  determined by the treasury method                                                                           349,000
                                                                                ----------------      ---------------

 Shares used in computing diluted (loss) income per share                              9,281,000            9,269,000
                                                                                ================      ===============

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,337,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended March 31, 2000 as their effect is anti-dilutive. In addition, warrants to purchase 265,000 and 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended March 31, 2000 and 1999, respectively, as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the three months ended March 31, 2000 and 1999.


Note 5 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:


                                                                                  Three Months Ended March 31,
                                                                             --------------------------------------
                                                                                   2000                 1999
                                                                             ----------------      ----------------
                                                                                (unaudited)          (unaudited)
   Diagnostics                                                                   $  6,536,000        $    7,390,000
   Vaccines                                                                         2,039,000             1,758,000
   Instruments                                                                        579,000               242,000
   Other revenues                                                                      69,000                64,000
                                                                             ----------------      ----------------

                                                                                 $  9,223,000        $    9,454,000
                                                                             ================      ================


The following are revenues and long-lived assets information by geographic area:



                                                                                  Three Months Ended March 31,
                                                                             ---------------------------------------
                                                                                   2000                 1999
                                                                             ----------------      -----------------
                                                                                (unaudited)          (unaudited)
      Revenues:
   United States                                                                 $  6,498,000          $   6,396,000
   France                                                                           1,292,000              1,404,000
   Other foreign countries                                                          1,433,000              1,654,000
                                                                             ----------------      -----------------

                                                                                 $  9,223,000          $   9,454,000
                                                                             ================      =================

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                              March 31,                December 31,
                                                                                2000                      1999
                                                                         ------------------        ------------------
                                                                             (unaudited)                (audited)
     Long-lived assets:
         United States                                                       $   14,831,000            $   12,079,000
         France                                                                   5,988,000                 6,440,000
         Other foreign countries                                                     19,000
                                                                         ------------------        ------------------

                                                                             $   20,838,000            $   18,519,000
                                                                         ==================        ==================

The Company had sales to one customer totalling $1,053,000 during the three months ended March 31, 2000. During the three months ended March 31, 1999, sales to one customer totalled $1,806,000.



NOTE 6 - SUBSEQUENT EVENTS:

On April 21, 2000, the Company acquired the poultry diagnostic product line from Kirkegaard & Perry Laboratories, Inc. The consideration paid was $3,500,000 in cash upon closing, with an additional $1,000,000 due upon the earlier of the transfer of manufacturing or one year from the date of closing. In addition, the Company will be required to pay up to $1,500,000, three years from the date of closing, based upon its sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized.

In April 2000, the Company refinanced its outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new debt agreement includes a $6,000,000 term loan, which is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable in monthly installments, beginning in May 2000, of $100,000 of principal plus accrued interest and is secured by substantially all of the Company's assets.

In addition, the debt agreement includes a $4,000,000 revolving line of credit which bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

Imperial requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent.

The Company will record an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q contains both historical financial information and forward-looking statements. We do not provide forecasts of future financial performance. The historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating our forward-looking statements and assessing our future financial condition, results of operations and cash flows:


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

Our canine heartworm products constitute 39% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent. Also, Abbott Laboratories entered the canine heartworm diagnostic market in March 2000, and our market share and average selling prices may decline, perhaps significantly.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 1998 and 1999, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $14,334,000 at March 31, 2000. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained. The additional expenses which we anticipate we will incur while building W3COMMERCE's business may prevent us from being profitable, even if our traditional animal health business were to be profitable.

We depend on third party manufacturers

We contract for the manufacture of some of our products, including our vaccines, our Witness(R) and VetRED(R) diagnostic kits, and our SCA 2000(TM) blood coagulation timing instrument. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness(R) and VetRED(R) are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel

Because we have historically depended upon distributors for such a large portion of our sales (although we did not have any customers representing 10% or more of our net sales during 1999, sales to two distributors totaled 33% of our net sales during 1998), our ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has and could continue to make some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. Although we have rescinded this policy, and some of our former distributors are again selling our products, we do not expect our sales to distributors to reach their previous levels.We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

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

Our profitable vaccine sales in Europe may decline soon

Merial distributes in Europe our FeLV vaccine, which we obtain from Bio-Trends. Our gross profit in 1999 and 1998 on these sales of FeLV vaccine to Merial in Europe was $570,000 and $520,000, respectively. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from Kirkegaard & Perry Laboratories, Inc., the January 2000 acquisition of W3COMMERCE, or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the

Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.

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

     . retail sale of products on the Internet has not been widely demonstrated as profitable; and

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

In April 2000, we refinanced our outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new Imperial debt agreement includes a $6,000,000 term loan and a $4,000,000 revolving line of credit.

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

We will record an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

If adequate funds are not available to us, or if they are not available on terms reasonably favorable to us, we may need to delay, reduce, or eliminate one or more of our research and development programs. Any of these events would impair our competitive position and harm our business.

Our canine heartworm business is seasonal

Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instrument products, our newly acquired poultry diagnostic products and our Internet business will also reduce our seasonality.

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

Results of Operations

Our net sales for the first quarter of 2000 decreased by $236,000 or 2% from the first quarter of 1999. The decrease reflects a decrease in our sales of diagnostic products of $854,000, an increase in our vaccine product sales of $281,000 and an increase in our instrument product sales of $337,000. The decrease in our sales of diagnostic products is primarily due to a promotional program in the United States. While our sales in units have increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the first quarter of 2000 increased by 10% over the first quarter of 1999, yet our sales in dollars for these products decreased by 9%. In Europe, sales of our large animal diagnostic products decreased 14% due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French Franc against the U.S. dollar also negatively impacted our European diagnostic sales. Our increased vaccine sales reflected an increase of 139% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), offset by a 77% decrease in sales of vaccines to private label partners. Our instrument product sales increased primarily due to sales of our SCA 2000 blood coagulation timing instrument, which we introduced during the second quarter of 1999.

All of our vaccine products (exclusive of our FeLV vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totaled $1,645,000 and $2,073,000 during 1999 and 1998, respectively.

Although veterinary products manufacturers, including us, have traditionally relied on distributors, we have been increasing our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999.

Our cost of sales as a percentage of our net sales was 54% during the first quarter of 2000 compared to 43% during the first quarter of 1999 (i.e., our gross margin decreased to 46% from 57%). The lower gross margin is a direct result of three factors: i) the overall decrease in our sales, ii) the increased sales of no margin bulk FeLV vaccine to Merial, which are at cost, and iii) the fact that a significant portion of our manufacturing costs are fixed costs. Our gross margin, exclusive of the no margin bulk FeLV vaccine sales, would have been 52% and 59% for the first quarter of 2000 and 1999, respectively. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas our WITNESS(R), VetRED(R), all vaccines and the SCA 2000(TM) are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder of which was applied to royalties receivable from Merial), the revised supply agreement broaden Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminate the royalty. In addition, we will work with Merial to try to have Bio-Trends supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we will continue to resell Bio-Trends-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and us were not affected by this amendment.

Our research and development expenses did not change significantly during the first quarter of 2000 as compared to the first quarter of 1999. Our research and development expenses as a percentage of our net sales were 6% during the first quarters of 2000 and 1999. We expect our research and development expenses to increase during the remainder of 2000 due to further development of our instrument product line and our newly acquired poultry diagnostic product line.

Our selling and marketing expenses during the first quarter of 2000 increased by $523,000 or 26% over the first quarter of 1999. The increase is due primarily to the acquisition of W3COMMERCE and increase in our direct-to-veterinarian telemarketing group. Our selling and marketing expenses as a percentage of our net sales were 28% and 21% during the first quarter of 2000 and 1999, respectively. We will continue to increase our investment in sales and marketing to expand our field sales force and our telemarketing and Internet sales efforts.

Our general and administrative expenses during the first quarter of 2000 increased by $312,000 or 22% over the first quarter of 1999. The increase is due primarily to legal expenses related to our patent litigation with Heska, increased use tax, resulting from a state use tax audit, and foreign currency losses related to our intercompany receivable from SBIO-E. Our general and administrative expenses as a percentage of our net sales were 19% and 15% during the first quarter of 2000 and 1999, respectively.

Our combined effective tax rate was 3% during the first quarter of 2000 as compared to 44% during the first quarter of 1999. The decrease in our effective rate is due primarily to the net operating loss in the first quarter of 2000, offset by a change in our deferred tax assets and state income tax expense resulting from certain states' taxes being calculated on our net worth rather than our net income.

Financial Condition

We believe that our present capital resources, which included working capital of $10,224,000 at March 31, 2000, are sufficient to meet our current working capital needs and service our debt for at least the next twelve months. As of March 31, 2000, we had outstanding principal balances on our Banque Paribas debt of $7,250,000, and outstanding principal balances on our convertible debt issued in conjunction with the acquisition of W3COMMERCE of $2,813,000.

In April 2000, we refinanced our outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new Imperial debt agreement includes a $6,000,000 term loan and a $4,000,000 revolving line of credit.

The term loan is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all our assets. The line of credit bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in April 2002. We are required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

Imperial requires us to maintain certain financial ratios and levels of tangible net worth and also restricts our ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent.

We will record an approximately $1,000,000 extraordinary loss on early extinguishment of debt in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that Increased sales of our instruments and supplies, our newly acquired poultry diagnostic products and success in our Internet marketing business will also reduce our seasonality.

Impact of the Year 2000 Issue

We did not incur any disruption of our operations related to the year 2000 issue, nor are we aware of any disruption in the operations of our major suppliers and customers due to the year 2000 issue.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our market risk consists primarily of changes interest rates and foreign currency exchange rates.

Interest Rate Risk

The fair value of our investments available for sale at March 31, 2000 was $1,516,000, all of which consists of fixed interest rate securities. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure.

The fair value of our long-term debt at March 31, 2000 was $10,063,000, of which $2,813,000 has a fixed interest rate of 6.21%, and the remaining $7,250,000 has a variable interest rate based on the prime rate.

A 5% change in interest rates would have no material impact on our financial condition, results of operations or cash flows as it relates to our securities available for sale. However, a 5% change in interest rates would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate long-term debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E's transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars.

We do not hedge our cash flows on intercompany transactions. As a result, the effects of a 5% change in exchange rates, would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E's financial statements, including its intercompany payable, into the U.S. dollar for consolidation.


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

No material changes.


Item 2.   Changes in Securities

On January 12, 2000, in conjunction with our acquisition of W3COMMERCE LLC, we issued convertible promissory notes convertible into an aggregate of 1,000,000 shares of our common stock. This was a Section 4(2) private offering, involving no underwriters.

On January 28, 2000 we issued 134,503 shares of Common Stock to designees of Barnes-Jewish Hospital as required by our 1998 settlement agreement of patent infringement litigation which the Hospital brought against us. This was a
Section 4(2) private offering, involving no underwriters and no new consideration to us.

Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

During the first quarter of 2000 we began a solicitation of written consent to approve an amendment of our articles of incorporation to change our name. This solicitation was not completed by the end of the first quarter.


Item 5.   Other Information

On April 21, 2000, we acquired the poultry diagnostic product line from Kirkegaard & Perry Laboratories, Inc. The consideration paid was $3,500,000 in cash upon closing, with an additional $1,000,000 due upon the earlier of the transfer of manufacturing or one year from the date of closing. In addition, we will be required to pay up to $1,500,000, three years from the date of closing, based upon our sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          2.8 Exchange Agreement between the Registrant and the Individual Members of W3COMMERCE LLC, dated January 12, 2000.

          10.70 Non-Competition Agreement between the Registrant and Colin Lucas-Mudd, dated January 12, 2000.

          10.71/+/ Employment Agreement between W3COMMERCE LLC and Colin Lucas-Mudd, dated January 12, 2000.

          10.72 Convertible Promissory Note from the Registrant to Colin Lucas-Mudd, dated January 12, 2000.

          10.73 Convertible Promissory Note from the Registrant to Rigdon Currie, dated January 12, 2000.

          27        Financial Data Schedule (for electronic filing purposes
                    only).
          ____________________________

          +         Management contract.

    (b)   Reports on Form 8-K
          -------------------

          On February 4, 2000, we filed a Form 8-K announcing our January 12, 2000 acquisition of W3COMMERCE LLC.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SYNBIOTICS CORPORATION


Date:  May 22, 2000         /s/ Michael K. Green
                            --------------------------------------------------

                            Michael K. Green
                            Senior Vice President and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.


                                   EXHIBITS

                                      TO

                                   FORM 10-Q

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.  Exhibit
-----------  -------

 2.8 Exchange Agreement between the Registrant and the Individual Members of W3COMMERCE LLC, dated January 12, 2000.

10.70 Non-Competition Agreement between the Registrant and Colin Lucas-Mudd, dated January 12, 2000.

10.71/+/ Employment Agreement between W3COMMERCE LLC and Colin Lucas-Mudd, dated January 12, 2000.

10.72 Convertible Promissory Note from the Registrant to Colin Lucas-Mudd, dated January 12, 2000.

10.73 Convertible Promissory Note from the Registrant to Rigdon Currie, dated January 12, 2000.

27           Financial Data Schedule (for electronic filing purposes only).
_________________________

+ Management contract.