Form 10-Q
period 2000-06-30
SYNBIOTICS CORP
filed 2000-08-14
CIK 719483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 31, 2000, 9,374,577 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                             Page
                                                                             ----
 Part I  Condensed Consolidated Statement of Operations and Comprehensive
          (Loss) Income - Three and six months ended June 30, 2000 and
          1999............................................................     1

         Condensed Consolidated Balance Sheet - June 30, 2000 and December
          31, 1999........................................................     2

         Condensed Consolidated Statement of Cash Flows - Six months ended
          June 30, 2000 and 1999..........................................     3

         Notes to Condensed Consolidated Financial Statements.............     4

         Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     9

         Quantitative and Qualitative Disclosures About Market Risk.......    16

 Part II Other Information................................................    17

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (unaudited)
--------------------------------------------------------------------------------

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              -----------------------  ------------------------
                                 2000         1999        2000         1999
                              -----------  ----------  -----------  -----------
Revenues:
  Net sales.................  $ 8,646,000  $8,336,000  $17,804,000  $17,726,000
  Internet revenues.........       45,000                   47,000
  License fees..............       61,000      66,000      122,000      126,000
  Royalties.................        2,000       2,000        4,000        5,000
                              -----------  ----------  -----------  -----------
                                8,754,000   8,404,000   17,977,000   17,857,000
                              -----------  ----------  -----------  -----------
Operating expenses:
  Cost of sales.............    3,623,000   3,409,000    8,555,000    7,486,000
  Research and development..      538,000     576,000    1,085,000    1,136,000
  Selling and marketing.....    2,772,000   1,782,000    5,313,000    3,800,000
  General and
   administrative...........    1,966,000   1,401,000    3,693,000    2,816,000
                              -----------  ----------  -----------  -----------
                                8,899,000   7,168,000   18,646,000   15,238,000
                              -----------  ----------  -----------  -----------
(Loss) income from
 operations.................     (145,000)  1,236,000     (669,000)   2,619,000

Other income (expense):
  Interest, net.............     (273,000)   (286,000)    (605,000)    (613,000)
                              -----------  ----------  -----------  -----------
(Loss) income before income
 taxes......................     (418,000)    950,000   (1,274,000)   2,006,000
Provision for income taxes..      373,000     477,000      351,000      942,000
                              -----------  ----------  -----------  -----------
(Loss) income before
 extraordinary item.........     (791,000)    473,000   (1,625,000)   1,064,000
Early extinguishment of
 debt, net of tax...........     (583,000)                (583,000)     116,000
                              -----------  ----------  -----------  -----------
Net (loss) income...........   (1,374,000)    473,000   (2,208,000)   1,180,000
Translation adjustment......      314,000    (350,000)     206,000   (1,254,000)
                              -----------  ----------  -----------  -----------
Comprehensive (loss)
 income.....................  $(1,060,000) $  123,000  $(2,002,000) $   (74,000)
                              ===========  ==========  ===========  ===========
Basic (loss) income per
 share:
  (Loss) income from
   continuing operations....  $     (0.09) $     0.05  $     (0.18) $      0.11
  Early extinguishment of
   debt, net of tax.........        (0.06)                   (0.06)        0.01
                              -----------  ----------  -----------  -----------
  Net (loss) income.........  $     (0.15) $     0.05  $     (0.24) $      0.12
                              ===========  ==========  ===========  ===========
Diluted (loss) income per
 share:
  (Loss) income from
   continuing operations....  $     (0.09) $     0.05  $     (0.18) $      0.11
  Early extinguishment of
   debt, net of tax.........        (0.06)                   (0.06)        0.01
                              -----------  ----------  -----------  -----------
  Net (loss) income.........  $     (0.15) $     0.05  $     (0.24) $      0.12
                              ===========  ==========  ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                       June 30,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (unaudited)    (audited)
Assets
Current assets:
  Cash and equivalents.............................. $  1,341,000  $ 2,260,000
  Securities available for sale.....................    1,316,000    3,443,000
  Accounts receivable...............................    5,257,000    4,517,000
  Inventories.......................................    6,540,000    5,178,000
  Deferred tax assets...............................      640,000      505,000
  Other current assets..............................    1,661,000    1,570,000
                                                     ------------  -----------
  Total current assets..............................   16,755,000   17,473,000
Property and equipment, net.........................    1,981,000    1,744,000
Goodwill............................................   18,763,000   12,137,000
Deferred tax assets.................................    7,942,000    8,055,000
Deferred debt issuance costs........................       42,000      447,000
Other assets........................................    3,868,000    4,191,000
                                                     ------------  -----------
                                                     $ 49,351,000  $44,047,000
                                                     ============  ===========
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable and accrued expenses............. $  5,837,000  $ 5,921,000
  Current portion of long-term debt.................    1,200,000    1,000,000
  Deferred revenue..................................      290,000      242,000
  Other current liabilities.........................    1,000,000
                                                     ------------  -----------
  Total current liabilities.........................    8,327,000    7,163,000
                                                     ------------  -----------
Long-term debt......................................   11,500,000    5,914,000
Deferred revenue....................................      848,000      969,000
Other liabilities...................................    1,606,000    1,546,000
                                                     ------------  -----------
                                                       13,954,000    8,429,000
                                                     ------------  -----------
Mandatorily redeemable common stock.................    2,477,000    2,412,000
                                                     ------------  -----------
Non-mandatorily redeemable common stock and other
 shareholders' equity:
  Common stock, no par value, 24,800,000 share
   authorized, 9,375,000 and 8,576,000 shares issued
   and outstanding at June 30, 2000 and December 31,
   1999.............................................   40,041,000   39,424,000
  Common stock warrants.............................    1,003,000    1,003,000
  Accumulated other comprehensive loss..............     (710,000)    (916,000)
  Accumulated deficit...............................  (15,741,000) (13,468,000)
                                                     ------------  -----------
  Total non-mandatorily redeemable common stock and
   other shareholders' equity.......................   24,593,000   26,043,000
                                                     ------------  -----------
                                                     $ 49,351,000  $44,047,000
                                                     ============  ===========

     See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                   Six Months Ended June 30,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------  ------------
Cash flows from operating activities:

Net (loss) income................................  $  (2,208,000) $  1,180,000

Adjustments to reconcile net (loss) income to net
 cash (used for) provided by operating
 activities:
  Depreciation and amortization..................      1,101,000     1,231,000
  Early extinguishment of debt...................        937,000      (200,000)
  Changes in assets and liabilities:
    Account receivable...........................       (740,000)     (940,000)
    Inventories..................................     (1,362,000)     (441,000)
    Deferred taxes...............................        (22,000)      754,000
    Other assets.................................        211,000       770,000
    Accounts payable and accrued expenses........        133,000      (246,000)
    Income taxes payable.........................                      186,000
    Deferred revenue.............................       (121,000)    1,332,000
    Other liabilities............................         61,000        59,000
                                                   -------------  ------------
Net cash (used for) provided by operating
 activities......................................     (2,010,000)    3,685,000
                                                   -------------  ------------

Cash flows from investing activities:
  Acquisition of property and equipment..........       (374,000)     (432,000)
  Proceeds from sale of securities available for
   sale..........................................      2,127,000       229,000
  Acquisition of KPL poultry product line........     (3,554,000)
                                                   -------------  ------------
Net cash used for investing activities...........     (1,801,000)     (203,000)
                                                   -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt.......     10,000,000
  Payments of long-term debt.....................     (7,450,000)   (1,300,000)
  Proceeds from issuance of common stock, net....        136,000       325,000
                                                   -------------  ------------
Net cash provided by (used for) financing
 activities......................................      2,686,000      (975,000)
                                                   -------------  ------------
Net (decrease) increase in cash and equivalents..     (1,125,000)    2,507,000
Effect of exchange rates on cash.................        206,000    (1,254,000)
Cash and equivalents - beginning of period.......      2,260,000     4,357,000
                                                   -------------  ------------
Cash and equivalents - end of period.............  $   1,341,000  $  5,610,000
                                                   =============  ============

     See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

-------------------------------------------------------------------------------

Note 1--Interim Financial Statements:

   The accompanying condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of operations and comprehensive
(loss) income and of cash flows for the three and six months ended June 30, 2000 and 1999 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries Synbiotics Europe SAS and W3COMMERCE inc. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1999. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2--Acquisitions:

   On January 12, 2000, the Company acquired W3COMMERCE LLC, now W3COMMERCE inc., a privately-held e-commerce and Internet solutions company based in San Diego, CA. The consideration paid was $2,913,000, which consisted of $100,000 in cash and a 5 year, $2,813,000 note payable, which bears interest at 6.21% and is convertible into 1,000,000 shares of the Company's common stock beginning January 12, 2002. Upon conversion, any accrued interest will be forgiven. The former shareholders of W3COMMERCE may receive up to an additional 800,000 shares of the Company's common stock if certain per share stock price targets for the Company's common stock are reached prior to January 12, 2003.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,064,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The convertible debt portion of the purchase price and liabilities assumed totalling $2,893,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

   On April 21, 2000, the Company acquired the poultry diagnostic product line from Kirkegaard & Perry Laboratories, Inc. The consideration paid was $3,500,000 in cash upon closing, and an additional $1,000,000 due upon the earlier of the transfer of manufacturing or one year from the date of closing. In addition, the Company will be required to pay up to $1,500,000, during the three years from the date of closing, based upon its sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $4,288,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The $1,000,000 manufacturing transfer liability portion of the purchase price is considered a non-cash investing activity for purposes of the statement of cash flows.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------


   The Company's statement of operations includes the results of operations of W3COMMERCE for the period January 1, 2000 to June 30, 2000 and the results of operations of the KPL poultry product line for the period April 21, 2000 to June 30, 2000. The following are pro forma results of operations as if the W3COMMERCE and KPL transactions had been consummated on January 1, 1999:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              -----------------------  ------------------------
                                 2000         1999        2000         1999
                              -----------  ----------  -----------  -----------
                              (unaudited)  (unaudited) (unaudited)  (unaudited)
   Revenues:
     As reported............  $ 8,754,000  $8,404,000  $17,977,000  $17,857,000
                              ===========  ==========  ===========  ===========
     Pro forma..............  $ 8,885,000  $9,049,000  $18,702,000  $19,103,000
                              ===========  ==========  ===========  ===========
   (Loss) income before
    extraordinary item:
     As reported............  $  (791,000) $  473,000  $(1,625,000) $ 1,064,000
                              ===========  ==========  ===========  ===========
     Pro forma..............  $  (745,000) $  480,000  $(1,372,000) $ 1,121,000
                              ===========  ==========  ===========  ===========
   Net (loss) income:
     As reported............  $(1,374,000) $  473,000  $(2,208,000) $ 1,180,000
                              ===========  ==========  ===========  ===========
     Pro forma..............  $(1,328,000) $  480,000  $(1,955,000) $ 1,237,000
                              ===========  ==========  ===========  ===========
   Basic net (loss) income
    per share:
     As reported............  $     (0.15) $     0.05  $     (0.24) $      0.12
                              ===========  ==========  ===========  ===========
     Pro forma..............  $     (0.14) $     0.05  $     (0.21) $      0.14
                              ===========  ==========  ===========  ===========
   Diluted net (loss) income
    per share:
     As reported............  $     (0.15) $     0.05  $     (0.24) $      0.12
                              ===========  ==========  ===========  ===========
     Pro forma..............  $     (0.14) $     0.05  $     (0.21) $      0.13
                              ===========  ==========  ===========  ===========

Note 3--Inventories:

   Inventories consist of the following:

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)   (audited)
   Inventories:
     Raw materials..................................... $2,958,000   $2,320,000
     Work in process...................................    409,000      589,000
     Finished goods....................................  3,173,000    2,269,000
                                                        ----------   ----------
                                                        $6,540,000   $5,178,000
                                                        ==========   ==========

Note 4--Long-Term Debt:

   In April 2000, the Company refinanced its outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new Imperial debt agreement includes a $6,000,000 term loan and a $4,000,000 revolving line of credit.

   The term loan is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all our assets. The line of credit, of which the Company had drawn the entire $4,000,000 as of June 30, 2000,

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

-------------------------------------------------------------------------------

bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent. As of June 30, 2000, the Company was not in compliance with certain financial covenants, and has obtained a waiver from the bank. In exchange for the waiver, the Company has: 1) paid the bank a waiver fee of $35,000; 2) made a one time principal payment on its term loan of $500,000 and
3) increased the interest rate on both the term debt and the line of credit to prime plus 2.00%.

   The Company recorded an extraordinary loss on early extinguishment of debt of $583,000, net of income tax benefit of $354,000, in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

Note 5--(Loss) Income per Share:

   The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              -----------------------  -----------------------
                                 2000         1999        2000         1999
                              -----------  ----------  -----------  ----------
                              (unaudited)  (unaudited) (unaudited)  (unaudited)
Basic and diluted net (loss)
 income used:
  (Loss) income from
   continuing operations..... $  (791,000) $ 473,000   $(1,625,000) $1,064,000
  Less accretion of
   mandatorily redeemable
   common stock..............     (33,000)   (31,000)      (65,000)    (62,000)
                              -----------  ---------   -----------  ----------
  (Loss) income from
   continuing operations used
   in computing basic (loss)
   income from continuing
   operations per share......    (824,000)   442,000    (1,690,000)  1,002,000
  Early extinguishment of
   debt, net of tax..........    (583,000)                (583,000)    116,000
                              -----------  ---------   -----------  ----------
  Net (loss) income used in
   computing basic and
   diluted net (loss) income
   per share................. $(1,407,000) $ 442,000   $(2,273,000) $1,118,000
                              ===========  =========   ===========  ==========
Shares used:
  Weighted average common
   shares outstanding used in
   computing basic (loss)
   income per share..........   9,369,000  9,071,000     9,312,000   9,003,000
  Weighted average options
   and warrants to purchase
   common stock as determined
   by the treasury method....                381,000                   365,000
                              -----------  ---------   -----------  ----------
  Shares used in computing
   diluted (loss) income per
   share.....................   9,369,000  9,452,000     9,312,000   9,368,000
                              ===========  =========   ===========  ==========

   Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,245,000 and 1,291,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three and six months ended June 30, 2000 as their effect is anti-dilutive. In addition, warrants to purchase 265,000 and 284,000 shares of common stock at $4.54 per share have been excluded from

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

-------------------------------------------------------------------------------

the shares used in computing diluted net (loss) income per share for the three and six months ended June 30, 2000 and 1999, respectively, as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the three and six months ended June 30, 2000.

Note 6--Segment Information and Significant Customers:

   The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products, and its Internet revenues are insignificant at this time. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

   The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------- ------------------------
                                 2000        1999        2000         1999
                              ----------- ----------- ----------- ------------
                              (unaudited) (unaudited) (unaudited) (unaudited)
   Diagnostics............... $6,557,000  $6,748,000  $13,093,000 $14,138,000
   Vaccines..................  1,464,000   1,347,000    3,503,000   3,106,000
   Instruments...............    625,000     241,000    1,204,000     482,000
   Other revenues............    108,000      68,000      177,000     131,000
                              ----------  ----------  ----------- -----------
                              $8,754,000  $8,404,000  $17,977,000 $17,857,000
                              ==========  ==========  =========== ===========

   The following are revenues and long-lived assets information by geographic area:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------- ------------------------
                                 2000        1999        2000         1999
                              ----------- ----------- ----------- ------------
                              (unaudited) (unaudited) (unaudited) (unaudited)
   Revenues:
     United States........... $6,469,000  $6,189,000  $12,967,000 $12,585,000
     France..................    854,000     814,000    2,146,000   2,202,000
     Other foreign
      countries..............  1,431,000   1,401,000    2,864,000   3,070,000
                              ----------  ----------  ----------- -----------
                              $8,754,000  $8,404,000  $17,977,000 $17,857,000
                              ==========  ==========  =========== ===========
                                                       June 30,   December 31,
                                                         2000         1999
                                                      ----------- ------------
                                                      (unaudited)  (audited)
   Long-lived assets:
     United States................................... $18,678,000 $12,079,000
     France..........................................   5,957,000   6,440,000
     Other foreign countries.........................      19,000
                                                      ----------- -----------
                                                      $24,654,000 $18,519,000
                                                      =========== ===========

   The Company had no significant customers during the three and six months ended June 30, 2000. During the three months ended June 30, 1999, sales to one customer totalled $1,690,000. The Company had sales to one customer totalling $2,292,000 during the six months ended June 30, 1999.

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

We have put our primary business up for sale

   We have announced that we have engaged investment bankers to consider means of enhancing shareholder value, including the possible sale of our animal health business. There can be no assurance that our animal health business can be sold for a favorable price, and we have not decided what we would do with the proceeds of any sale. Also, the uncertainties caused by the sale process will, until a sale is completed, have the potential to undermine our relationships with our customers, employees and suppliers.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

   The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include significantly larger companies such as Pfizer Animal Health, Merial S.A.S. (the successor to Rhone-Merieux), Abbot Laboratories and IDEXX Laboratories. These companies are substantially larger and have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors' products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

   Our canine heartworm products constitute 36% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent. Also, Abbott Laboratories entered the canine heartworm diagnostic market in March 2000, and our market share and average selling prices may decline, perhaps significantly.

We have a history of losses and an accumulated deficit

   We did not achieve profitability for the years ended December 31, 1998 and 1999, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $15,741,000 at June 30, 2000. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained. The additional expenses which we anticipate we will incur while building W3COMMERCE's business may prevent us from being profitable, even if our traditional animal health business were to be profitable.

We depend on third party manufacturers

   We contract for the manufacture of some of our products, including our vaccines, our Witness(R) and VetRED(R) diagnostic products, our poultry diagnostic products and our SCA 2000(TM) blood coagulation timing instrument. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness(R) and VetRED(R), are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

   In addition, sales of our feline leukemia virus ("FeLV") vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless our manufacturer, Intervet, Inc. (formerly Bio-Trends International, Inc.) ("Intervet"), obtains European Union regulatory approvals for its manufacturing facilities. Loss of these sales would have a material adverse effect on our profitability and our cash flows.

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

We rely on third party distributors for a substantial portion of our sales, but we are experiencing difficulties with the distribution channel

   Because we have historically depended upon distributors for such a large portion of our sales (although we did not have any customers representing 10% or more of our net sales during 1999, sales to two distributors totaled 33% of our net sales during 1998), our ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has made, and could continue to make, some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. Although we have rescinded this policy, and some of our former distributors are again selling our products, we do not expect our sales to distributors to reach their previous levels. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

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

Our profitable vaccine sales in Europe may decline soon

   Merial distributes in Europe our FeLV vaccine, which we obtain from Intervet. Our gross profit in 1999 and 1998 on these sales of FeLV vaccine to Merial in Europe was $570,000 and $520,000, respectively. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

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

We may need additional capital in the future

   We may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of Synbiotics Europe are subject to put a provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. If Merial were to exercise its put option, we would be unable to pay for the shares.

   Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including the expenses of building W3COMMERCE's Internet business, continued scientific progress in our product and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. Any future transaction of this nature could require potentially significant amounts of capital. Such funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures, or we may need to delay, reduce, or eliminate one or more of our research and development programs. Any of these events would impair our competitive position and harm our business.

We are not in compliance with our bank loan covenants

   In April 2000, we refinanced our outstanding Banque Paribas debt with Imperial Bank ("Imperial"). As of June 30, 2000, we were not in compliance with some of the financial covenants in our agreement with Imperial, and we have obtained a waiver from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could theoretically demand repayment of the loans. We do not have the funds to repay the loans on short notice.

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

Our failure to adequately establish or protect our proprietary rights may adversely affect us

   We rely on a combination of patent, copyright, and trademark laws, trade secrets, and confidentiality and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have 11 issued U.S. patents and several pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed.

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

   Also, litigation is costly regardless of its outcome and can require significant management attention. For example, in 1997, Barnes-Jewish Hospital (the "Hospital") filed an action against us claiming that our canine heartworm diagnostic products infringe their patent. We settled this lawsuit, but there can be no assurance that we would be able to resolve similar incidents in the future. Our patent infringement litigation against Heska's use of heartworm diagnostic technology is also expensive.

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

   For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of FeLV vaccine to Merial S.A.S. or other distributors for resale in Europe will be at risk unless Intervet, our supplier, obtains European Union regulatory approvals for its manufacturing facilities.

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

 Results of Operations

   Our net sales for the second quarter of 2000 increased by $310,000 or 4% over the second quarter of 1999. The increase reflects an increase in our vaccine product sales of $117,000 and an increase in our instrument product sales of $384,000, offset by a decrease in our sales of diagnostic products of $191,000. The decrease in our sales of diagnostic products is primarily due to promotional programs in the United States during the first quarter of 2000 in response to increased competition in the canine heartworm diagnostic market. As a result, sales that would have been made in the second quarter of 2000 were made in the first quarter of 2000, at reduced average selling prices, as our customers took advantage of our promotional program. Our U.S. heartworm sales during the second quarter of 2000 decreased by 28% from the second quarter of 1999. This decrease was partly offset by sales of the KPL poultry diagnostic products which we acquired in April 2000. The weakening of the French franc against the U.S. dollar also negatively impacted our diagnostic sales in Europe. Our increased vaccine sales reflected an increase of 59% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), offset by a 62% decrease in sales of vaccines to private label partners. Our instrument and reagent product sales increased due to sales in Europe, as these instruments have obtained the European CE mark, increased sales of reagents in the U.S. resulting from increased placements of instruments, and to a full quarter's worth of sales of our SCA 2000(TM) blood coagulation timing instrument, which we introduced during the second quarter of 1999.

   Our net sales for the six months ended June 30, 2000 were relatively flat compared to the six months ended June 30, 1999, although our sales of diagnostic products decreased $1,045,000, offset by an increase in our vaccine product sales of $398,000 and an increase in our instrument product sales of $725,000. The decrease in our sales of diagnostic products is primarily due to promotional programs in the United States during the first quarter of 2000 in response to increased competition in the canine heartworm diagnostic market. While our sales in units have increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the six months ended June 30, 2000 increased by 6% over the six months ended June 30, 1999, yet our sales in dollars for these products decreased by 17%. In Europe, sales of our large animal diagnostic products decreased due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French franc against the U.S. dollar also negatively impacted our European diagnostic sales. Our increased vaccine sales reflected an increase of 89% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by our OEM customer), offset by a 71% decrease in sales of vaccines to private label partners. Our instrument product sales increased due to sales in Europe, as these instruments have obtained the European CE mark, increased sales of reagents in the U.S. resulting from increased placements of instruments. and to a full six month's worth of sales of our SCA 2000(TM) blood coagulation timing instrument, which we introduced during the second quarter of 1999.

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

   Our cost of sales as a percentage of our net sales was 42% during the second quarter of 2000 compared to 41% during the second quarter of 1999 (i.e., our gross margin decreased to 58% from 59%). The lower gross margin is a direct result of two factors: i) the increased sales of no margin bulk FeLV vaccine to Merial, which are at cost, and ii) the fact that a significant portion of our manufacturing costs are fixed costs. Our gross margin, exclusive of the no margin bulk FeLV vaccine sales, would have been 65% and 62% for the second quarter of 2000 and 1999, respectively. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas our WITNESS(R), VetRED(R), all poultry diagnostic, all vaccines and the SCA 2000(TM) products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Our cost of sales as a percentage of our net sales was 48% during the six months ended June 30, 2000 compared to 42% during the six months ended June 30, 1999 (i.e., our gross margin decreased to 52% from 58%). The lower gross margins are a result of the two factors mentioned above. Our gross margin, exclusive of the no margin bulk FeLV vaccine sales, would have been 58% and 61% for the six months ended June 30, 2000 and 1999, respectively.

   We are currently in the process of transferring the manufacturing of our poultry diagnostic products to our manufacturing facilities in San Diego, and we expect the transfer to be completed within the next twelve months. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

   In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder of which was applied to royalties receivable from Merial), the revised supply agreement broadened Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminated the royalty. In addition, we will work with Merial to try to have Intervet supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we will continue to resell Intervet-supplied

FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and us were not affected by this amendment.

   Our research and development expenses decreased $38,000 or 7% during the second quarter of 2000 as compared to the second quarter of 1999, and decreased $51,000 or 4% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 Our research and development expenses as a percentage of our net sales were 6% and 7% during the second quarter of 2000 and 1999, respectively, and were 6% during the six months ended June 30, 2000 and 1999. We expect our research and development expenses to increase during the remainder of 2000 due to further development of our instrument product line and our newly acquired poultry diagnostic product line.

   Our selling and marketing expenses during the second quarter of 2000 increased by $990,000 or 56% over the second quarter of 1999, and increased $1,513,000 or 40% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increases are due primarily to the acquisition of W3COMMERCE, promotional programs and an increase in our direct-to-veterinarian telemarketing group. Our selling and marketing expenses as a percentage of our net sales were 32% and 21% during the second quarter of 2000 and 1999, respectively, and were 30% and 21% during the six months ended June 30, 2000 and 1999, respectively.

   Our general and administrative expenses during the second quarter of 2000 increased by $565,000 or 40% over the second quarter of 1999, and increased $876,000 or 31% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increases are due primarily to legal expenses related to our patent litigation with Heska, increased goodwill amortization related to our W3COMMERCE and KPL acquisitions, increased use tax resulting from a state use tax audit, and foreign currency losses related to our intercompany receivable from SBIO-E. Our general and administrative expenses as a percentage of our net sales were 23% and 17% during the second quarter of 2000 and 1999, respectively, and were 21% and 16% during the six months ended June 30, 2000 and 1999, respectively.

   Our combined effective tax rate was 0% during the six months ended June 30, 2000 as compared to 47% during the six months ended June 30, 1999. The decrease in our effective rate is due primarily to the net operating loss for the six months ended June 30, 2000, offset by a change in our deferred tax assets and state income tax expense resulting from certain states' taxes being calculated on our net worth rather than our net income.

 Financial Condition

   We believe that our present capital resources, which included working capital of $8,428,000 at June 30, 2000, are sufficient to meet our current working capital needs and service our debt. As of June 30, 2000, we had outstanding principal balances on our Imperial Bank debt of $9,800,000, and outstanding principal balances on our convertible debt issued in conjunction with the acquisition of W3COMMERCE of $2,813,000.

   As of June 30, 2000, we were not in compliance with certain financial covenants in our loan agreement with Imperial Bank, and has obtained a waiver from the bank. In exchange for the waiver, the Company has: 1) paid the bank a waiver fee of $35,000; 2) made a one time principal payment on its term loan of $500,000 and 3) increased the interest rate on both the term debt and the line of credit to prime plus 2.00%.

   The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of Synbiotics Europe are subject to put provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. If Merial were to exercise its put option, we would be unable to pay for the shares.

   Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instruments and supplies and our newly acquired poultry diagnostic products success in our Internet marketing business will also reduce our seasonality. Success in our Internet marketing business would also reduce our seasonality.

   On June 19, 2000 we announced that we had retained investment bankers to advise us in exploring strategic alternatives for enhancing the value of Synbiotics to our shareholders. Included in these strategic alternatives is the possible sale of our animal health business. If we were to sell the animal health business, the financial condition and results of operations would be materially affected, as substantially all of our assets, liabilities, revenues and expenses are attributable to the animal health business. Subsequent to any possible sale of the animal health business, our assets would consist primarily of the sales proceeds and the operations of W3COMMERCE, and our future results of operations would be contingent upon the efforts of W3COMMERCE.

 Impact of the Year 2000 Issue

   We did not incur any disruption of our operations related to the year 2000 issue, nor are we aware of any disruption in the operations of our major suppliers and customers due to the year 2000 issue.

Item 3--Quantitative and Qualitative Disclosures About Market Risk

   Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

   The fair value of our investments available for sale at June 30, 2000 was $1,316,000, all of which consists of fixed interest rate securities. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure.

   The fair value of our long-term debt at June 30, 2000 was $12,613,000, of which $2,813,000 has a fixed interest rate of 6.21%, and the remaining $9,800,000 has a variable interest rate based on the prime rate.

   A 5% change in interest rates would have no material impact on our financial condition, results of operations or cash flows as it relates to our securities available for sale. However, a 5% change in interest rates would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate long-term debt.

Foreign Currency Exchange Rate Risk

   Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E's transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E's financial statements, including its intercompany payable, into the U.S. dollar for consolidation.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   No material changes.

Item 2. Changes in Securities

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   On March 10, 2000 we began a solicitation of written consent, of shareholders of record on March 6, 2000, to approve an amendment of our articles of incorporation to change our name. The solicitation was completed on April 30, 2000, and 52.8% of the outstanding shares of our common stock on March 6, 2000 were voted (by giving written consent) in favor approval of the amendment, with the results indicated below:

   For: 4,927,536    Against: 453,813    Abstain: 27,280

   We have suspended the name change process pending the outcome of the possible sale of the animal health business.

   Our Annual Meeting of Shareholders was held on June 8, 2000. The only matter submitted to a vote was the election of directors, with the results indicated below:

   Nominee                      For    Against Abstain Withheld Broker Non-votes
   -------                   --------- ------- ------- -------- ----------------
   Patrick Owen Burns....... 7,573,872   N/A     N/A   230,605          0
   Kenneth M. Cohen......... 7,732,951   N/A     N/A    71,526          0
   Rigdon Currie............ 7,719,899   N/A     N/A    84,578          0
   James C. DeCesare........ 7,575,220   N/A     N/A   229,257          0
   Joseph Klein III......... 7,732,587   N/A     N/A    71,890          0
   Colin Lucas-Mudd......... 7,766,187   N/A     N/A    38,290          0
   Donald E. Phillips....... 7,731,894   N/A     N/A    72,583          0

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      4.4 Credit Agreement by and between the Registrant and Imperial Bank, dated April 12, 2000.
      4.4.1 First Amendment to Credit Agreement by and between the Registrant and Imperial Bank, dated April 18, 2000.

   (b) Reports on Form 8-K

     None.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNBIOTICS CORPORATION

Date: August 14, 2000                     /s/ Michael K. Green
                                          -------------------------------------
                                          Michael K. Green
                                          Senior Vice President and Chief
                                           Financial Officer
                                          (signing both as a duly authorized
                                           officer and as
                                          principal financial officer)

                                 EXHIBIT INDEX

   Exhibit No. Exhibit
   ----------- -------
   4.4         Credit Agreement by and between the Registrant and Imperial
               Bank, dated April 12, 2000.
   4.4.1       First Amendment to Credit Agreement by and between the
               Registrant and Imperial Bank, dated April 18, 2000.