Form 10-Q
period 2000-09-30
SYNBIOTICS CORP
filed 2000-11-14
CIK 719483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11303

                               ----------------

                             SYNBIOTICS CORPORATION
             (Exact name of registrant as specified in its charter)

                  California                                   95-3737816
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)


              11011 Via Frontera                                  92127
            San Diego, California                              (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 451-3771

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2000, 9,373,355 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

 Part I  Condensed Consolidated Statement of Operations and Comprehensive     1
         Loss--Three and nine months ended September 30, 2000 and 1999...

         Condensed Consolidated Balance Sheet--September 30, 2000 and         2
          December 31, 1999..............................................

         Condensed Consolidated Statement of Cash Flows--Nine months          3
          ended September 30, 2000 and 1999..............................

         Notes to Condensed Consolidated Financial Statements............     4

         Management's Discussion and Analysis of Financial Condition and      9
          Results of Operations..........................................

         Quantitative and Qualitative Disclosures About Market Risk......    17

 Part II Legal Proceedings...............................................    19

         Changes in Securities...........................................    19

         Defaults Upon Senior Securities.................................    19

         Submission of Matters to a Vote of Security Holders.............    19

         Other Information...............................................    19

         Exhibits and Reports on Form 8-K................................    20


                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             SYNBIOTICS CORPORATION

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
Revenues:
  Net sales................  $ 7,451,000  $ 6,016,000  $25,356,000  $23,800,000
  Internet revenues........       86,000                   134,000
  License fees.............       61,000       61,000      182,000      187,000
  Royalties................        3,000        2,000        6,000        8,000
                             -----------  -----------  -----------  -----------
                               7,601,000    6,079,000   25,678,000   23,995,000
                             -----------  -----------  -----------  -----------
Operating expenses:
  Cost of sales............    3,781,000    3,933,000   12,439,000   11,479,000
  Research and
   development.............      534,000      508,000    1,618,000    1,644,000
  Selling and marketing....    2,637,000    1,742,000    7,950,000    5,542,000
  General and
   administrative..........    1,442,000    1,531,000    5,133,000    4,346,000
                             -----------  -----------  -----------  -----------
                               8,394,000    7,714,000   27,140,000   23,011,000
                             -----------  -----------  -----------  -----------
(Loss) income from
 operations................     (793,000)  (1,635,000)  (1,462,000)     984,000
Other income (expense):
  Interest, net............     (308,000)    (314,000)    (913,000)    (926,000)
                             -----------  -----------  -----------  -----------
(Loss) income before income
 taxes.....................   (1,101,000)  (1,949,000)  (2,375,000)      58,000
(Benefit from) provision
 for income taxes..........     (293,000)    (650,000)      58,000      292,000
                             -----------  -----------  -----------  -----------
Loss before extraordinary
 item......................     (808,000)  (1,299,000)  (2,433,000)    (234,000)
Early extinguishment of
 debt, net of tax..........                               (583,000)     116,000
                             -----------  -----------  -----------  -----------
Net loss...................     (808,000)  (1,299,000)  (3,016,000)    (118,000)
Translation adjustment.....     (756,000)     323,000     (550,000)    (931,000)
                             -----------  -----------  -----------  -----------
Comprehensive loss.........  $(1,564,000) $  (976,000) $(3,566,000) $(1,049,000)
                             ===========  ===========  ===========  ===========
Basic loss per share:
  Loss from continuing
   operations..............  $     (0.09) $     (0.15) $     (0.27) $     (0.04)
  Early extinguishment of
   debt, net of tax........                                  (0.06)        0.01
                             -----------  -----------  -----------  -----------
  Net loss.................  $     (0.09) $     (0.15) $     (0.33) $     (0.03)
                             ===========  ===========  ===========  ===========
Diluted loss per share:
  Loss from continuing
   operations..............  $     (0.09) $     (0.15) $     (0.27) $     (0.04)
  Early extinguishment of
   debt, net of tax........                                  (0.06)        0.01
                             -----------  -----------  -----------  -----------
  Net loss.................  $     (0.09) $     (0.15) $     (0.33) $     (0.03)
                             ===========  ===========  ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                             SYNBIOTICS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     September    December 31,
                                                      30, 2000        1999
                                                    ------------  ------------
                                                    (unaudited)     (audited)
                      ASSETS
                      ------

Current assets:
  Cash and equivalents............................. $  1,715,000  $  2,260,000
  Securities available for sale....................      617,000     3,443,000
  Accounts receivable..............................    3,845,000     4,517,000
  Inventories......................................    6,766,000     5,178,000
  Deferred tax assets..............................      454,000       505,000
  Other current assets.............................    1,151,000     1,570,000
                                                    ------------  ------------
    Total current assets...........................   14,548,000    17,473,000
Property and equipment, net........................    2,839,000     1,744,000
Goodwill...........................................   17,988,000    12,137,000
Deferred tax assets................................    8,417,000     8,055,000
Deferred debt issuance costs.......................       39,000       447,000
Other assets.......................................    3,647,000     4,191,000
                                                    ------------  ------------
                                                    $ 47,478,000  $ 44,047,000
                                                    ============  ============

       LIABILITIES AND SHAREHOLDERS' EQUITY:
       -------------------------------------

Current liabilities:
  Accounts payable and accrued expenses............ $  6,320,000  $  5,921,000
  Current portion of long-term debt................    1,200,000     1,000,000
  Deferred revenue.................................      263,000       242,000
  Other current liabilities........................    1,000,000
                                                    ------------  ------------
    Total current liabilities......................    8,783,000     7,163,000
                                                    ------------  ------------
Long-term debt.....................................   10,743,000     5,914,000
Deferred revenue...................................      787,000       969,000
Other liabilities..................................    1,635,000     1,546,000
                                                    ------------  ------------
                                                      13,165,000     8,429,000
                                                    ------------  ------------
Mandatorily redeemable common stock................    2,510,000     2,412,000
                                                    ------------  ------------
Non-mandatorily redeemable common stock and other
 shareholders' equity:
  Common stock, no par value, 24,800,000 share
   authorized, 9,373,000 and 8,576,000 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999...............................   40,065,000    39,424,000
  Common stock warrants............................    1,003,000     1,003,000
  Accumulated other comprehensive loss.............   (1,466,000)     (916,000)
  Accumulated deficit..............................  (16,582,000)  (13,468,000)
                                                    ------------  ------------
    Total non-mandatorily redeemable common stock
     and other shareholders' equity................   23,020,000    26,043,000
                                                    ------------  ------------
                                                    $ 47,478,000  $ 44,047,000
                                                    ============  ============

     See accompanying notes to condensed consolidated financial statements.

                             SYNBIOTICS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Cash flows from operating activities:
Net loss............................................ $(3,016,000) $  (118,000)
Adjustments to reconcile net loss to net cash (used
 for) provided by operating activities:
  Depreciation and amortization.....................   2,083,000    1,880,000
  Early extinguishment of debt......................     937,000     (200,000)
  Changes in assets and liabilities, net of effects
   of acquisitions:
    Accounts receivable.............................     672,000      193,000
    Inventories.....................................  (1,588,000)    (382,000)
    Deferred taxes..................................    (311,000)     302,000
    Other assets....................................    (302,000)     317,000
    Accounts payable and accrued expenses...........     904,000      299,000
    Deferred revenue................................    (161,000)   1,271,000
    Other liabilities...............................      89,000       89,000
                                                     -----------  -----------
      Net cash (used for) provided by operating
       activities...................................    (693,000)   3,651,000
                                                     -----------  -----------
Cash flows from investing activities:
  Acquisition of property and equipment.............    (460,000)    (625,000)
  Proceeds from sale of (investment in) securities
   available for sale...............................   2,826,000   (1,147,000)
  Acquisition of KPL poultry product line...........  (3,554,000)
                                                     -----------  -----------
      Net cash used for investing activities........  (1,188,000)  (1,772,000)
                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..........  10,000,000
  Payments of long-term debt........................  (8,250,000)  (1,550,000)
  Proceeds from issuance of common stock, net.......     136,000      389,000
                                                     -----------  -----------
      Net cash provided by (used for) financing
       activities...................................   1,886,000   (1,161,000)
                                                     -----------  -----------
Net increase in cash and equivalents................       5,000      718,000
Effect of exchange rates on cash....................    (550,000)    (931,000)
Cash and equivalents--beginning of period...........   2,260,000    4,357,000
                                                     -----------  -----------
Cash and equivalents--end of period................. $ 1,715,000  $ 4,144,000
                                                     ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                             SYNBIOTICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Interim Financial Statements:

   The accompanying condensed consolidated balance sheet as of September 30, 2000 and the condensed consolidated statements of operations and comprehensive loss and of cash flows for the three and nine months ended September 30, 2000 and 1999 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries Synbiotics Europe SAS and W3COMMERCE inc. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1999. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2--New Accounting Pronouncements:

   In September 2000, the Emerging Issues Task Force (the "EITF") reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires companies to record as revenue amounts charged to customers for shipping and handling. The Company had previously been recording these amounts net against freight expense included in cost of sales. The Company was required to adopt EITF 00-10 during the three months ended September 30, 2000, and there was no effect on results of operations as the amounts charged to customers for shipping and handling were reclassified from cost of sales to net sales. Accordingly, the Company has reclassified these amounts from cost of sales to net sales for all periods presented.

Note 3--Acquisitions:

   On January 12, 2000, the Company acquired W3COMMERCE LLC, now W3COMMERCE inc., a privately-held e-commerce and Internet solutions company based in San Diego, CA. The consideration paid was $2,913,000, which consisted of $100,000 in cash and a 5 year, $2,813,000 note payable, which bears interest at 6.21% and is convertible into 1,000,000 shares of the Company's common stock beginning January 12, 2002. Upon conversion, any accrued interest will be forgiven. The former members of W3COMMERCE may receive up to an additional 800,000 shares of the Company's common stock if certain per share stock price targets for the Company's common stock are reached prior to January 12, 2003.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,064,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The convertible debt portion of the purchase price and liabilities assumed totalling $2,893,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

   On April 21, 2000, the Company acquired the poultry diagnostic product line from Kirkegaard & Perry Laboratories, Inc. ("KPL"). The consideration paid was $3,500,000 in cash upon closing, and an additional $1,000,000 due upon the earlier of the transfer of manufacturing or one year from the date of closing. In addition, the Company will be required to pay up to $1,500,000, during the three years from the date of closing, based upon its sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized.

                             SYNBIOTICS CORPORATION

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $4,640,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The $1,000,000 manufacturing transfer liability portion of the purchase price is considered a non-cash investing activity for purposes of the statement of cash flows.

   The Company's statement of operations includes the results of operations of W3COMMERCE for the period January 1, 2000 to September 30, 2000 and the results of operations of the KPL poultry product line for the period April 21, 2000 to September 30, 2000. The following are pro forma results of operations as if the W3COMMERCE and KPL transactions had been consummated on January 1, 1999:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                           ------------------------  ------------------------
                              2000         1999         2000         1999
                           -----------  -----------  -----------  -----------
                           (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenues:
  As Reported............. $7,601,000   $ 6,079,000  $25,678,000  $23,995,000
                           ==========   ===========  ===========  ===========
  Pro forma............... $7,601,000   $ 6,889,000  $26,487,000  $26,126,000
                           ==========   ===========  ===========  ===========
Loss before extraordinary
 Item:
  As reported............. $ (808,000)  $(1,299,000) $(2,433,000) $  (234,000)
                           ==========   ===========  ===========  ===========
  Pro forma............... $ (808,000)  $(1,250,000) $(2,152,000) $  (110,000)
                           ==========   ===========  ===========  ===========
Net (loss) income:
  As reported............. $ (808,000)  $(1,299,000) $(3,016,000) $  (118,000)
                           ==========   ===========  ===========  ===========
  Pro forma............... $ (808,000)  $(1,250,000) $(2,735,000) $     6,000
                           ==========   ===========  ===========  ===========
Basic net loss per share:
  As reported............. $    (0.09)  $     (0.15) $     (0.33) $     (0.03)
                           ==========   ===========  ===========  ===========
  Pro forma............... $    (0.09)  $     (0.14) $     (0.30) $     (0.01)
                           ==========   ===========  ===========  ===========
Diluted net loss per
 share:
  As reported............. $    (0.09)  $     (0.15) $     (0.33) $     (0.03)
                           ==========   ===========  ===========  ===========
  Pro forma............... $    (0.09   $     (0.14) $     (0.30) $     (0.01)
                           ==========   ===========  ===========  ===========

Note 4--Inventories:

   Inventories consist of the following:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (unaudited)    (audited)
   Inventories:
     Raw materials...................................  $2,584,000    $2,320,000
     Work in process.................................     391,000       589,000
     Finished goods..................................   3,791,000     2,269,000
                                                       ----------    ----------
                                                       $6,766,000    $5,178,000
                                                       ==========    ==========

                             SYNBIOTICS CORPORATION

Note 5--Long-Term Debt:

   In April 2000, the Company refinanced its outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new Imperial debt agreement included a $6,000,000 term loan and a $4,000,000 revolving line of credit.

   The term loan is due in April 2005, bears interest at the rate of prime plus 0.50%, is payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all the Company's assets. The line of credit, of which the Company had drawn the entire $4,000,000 as of September 30, 2000, bears interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in April 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent. As of June 30, 2000 and September 30, 2000, the Company was not in compliance with certain Imperial Bank financial covenants, and has obtained waivers from the bank. In exchange for the waivers, the Company has:
1) paid the bank waiver fees totalling $70,000 and 2) made a one time principal payment on its term loan of $500,000. In addition, in November 2000 the Company amended the Imperial agreement to: 1) convert $1,500,000 from the line of credit to the term loan; 2) reduce the line of credit to a maximum of $2,500,000, subject to a borrowing base calculation; 3) change the due date of the term debt to March 31, 2002; 4) revise the calculation of certain financial ratios and the required levels of tangible net worth and 5) increase the interest rate on both the term debt and the line of credit to prime plus 1.50% to 2.50% (dependent upon the Company's ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization).

   In addition to amending the Imperial agreement, the Company also agreed to issue to Imperial warrants to purchase 250,000 unregistered shares of the Company's common stock at $2.00 per share.

   The Company recorded an extraordinary loss on early extinguishment of debt of $583,000, net of income tax benefit of $354,000, in the second quarter of 2000, which represents the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

                             SYNBIOTICS CORPORATION

Note 6--Loss per Share:

   The following is a reconciliation of net loss and share amounts used in the computations of loss per share:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ------------------------  -----------------------
                                 2000         1999         2000         1999
                              -----------  -----------  -----------  ----------
                              (unaudited)  (unaudited)  (unaudited)  (unaudited)
Basic and diluted net loss
 used:
  Loss from continuing
   operations................ $ (808,000)  $(1,299,000) $(2,433,000) $ (234,000)
  Less accretion of
   mandatorily redeemable
   common stock..............    (33,000)      (32,000)     (99,000)    (94,000)
                              ----------   -----------  -----------  ----------
  Loss from continuing
   operations used in
   computing basic loss from
   continuing operations per
   share.....................   (841,000)   (1,331,000)  (2,532,000)   (328,000)
  Early extinguishment of
   debt, net of tax..........                              (583,000)    116,000
                              ----------   -----------  -----------  ----------
Net loss used in computing
 basic and diluted net loss
 per share................... $ (841,000)  $(1,331,000) $(3,115,000) $ (212,000)
                              ==========   ===========  ===========  ==========
Shares used:
  Weighted average common
   shares outstanding used in
   computing basic loss per
   share.....................  9,373,000     9,179,000    9,327,000   9,049,000
  Weighted average options
   and warrants to purchase
   common stock as determined
   by the treasury method....
                              ----------   -----------  -----------  ----------
Shares used in computing
 diluted
 loss per share..............  9,373,000     9,179,000    9,327,000   9,049,000
                              ==========   ===========  ===========  ==========

   Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,242,000, 260,000, 1,275,000 and 330,000 shares have been excluded from the shares used in computing diluted net loss per share for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share, which expired in March 2000, have been excluded from the shares used in computing diluted net loss per share for the three and nine months ended September 30, 1999 as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the three and nine months ended September 30, 1999.

Note 7--Segment Information and Significant Customers:

   The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products, and its Internet revenues are insignificant at this time. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

                             SYNBIOTICS CORPORATION

   The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              ----------------------  ------------------------
                                 2000        1999        2000         1999
                              ----------- ----------  -----------  -----------
                              (unaudited) (unaudited) (unaudited)  (unaudited)
   Diagnostics............... $5,524,000  $3,920,000  $18,722,000  $18,116,000
   Vaccines..................  1,257,000   1,654,000    4,760,000    4,759,000
   Instruments...............    670,000     442,000    1,874,000      925,000
   Other revenues............    150,000      63,000      322,000      195,000
                              ----------  ----------  -----------  -----------
                              $7,601,000  $6,079,000  $25,678,000  $23,995,000
                              ==========  ==========  ===========  ===========

   The following are revenues and long-lived assets information by geographic area:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              ----------------------  ------------------------
                                 2000        1999        2000         1999
                              ----------- ----------  -----------  -----------
                              (unaudited) (unaudited) (unaudited)  (unaudited)
                              ----------- ----------  -----------  -----------
   Revenues:
     United States........... $5,209,000  $4,114,000  $18,848,000  $16,784,000
     France..................  1,229,000   1,065,000    3,354,000    3,266,000
     Other foreign
      countries..............  1,163,000     900,000    3,476,000    3,945,000
                              ----------  ----------  -----------  -----------
                              $7,601,000  $6,079,000  $25,678,000  $23,995,000
                              ==========  ==========  ===========  ===========

                                                         September   December
                                                         30, 2000    31, 1999
                                                        ----------- -----------
                                                        (unaudited)  (audited)
   Long-lived assets:
     United States..................................... $19,076,000 $12,079,000
     France............................................   5,418,000   6,440,000
     Other foreign countries...........................      19,000
                                                        ----------- -----------
                                                        $24,513,000 $18,519,000
                                                        =========== ===========

   During the three months ended September 30, 2000, sales to one customer totalled $822,000. The Company had sales to one customer totalling $689,000 during the three months ended September 30, 1999. There were no sales to any one customer that totalled 10% or more of total revenues during the nine months ended September 30, 2000 and 1999.

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

We may sell our primary business

   We have announced that we have engaged investment bankers to consider means of enhancing shareholder value, including the possible sale of our animal health business. There can be no assurance that our animal health business can be sold for a favorable price, and we have not decided what we would do with the proceeds of any sale. Also, the uncertainties caused by this process may undermine our relationships with our customers, employees and suppliers.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

   The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include significantly larger companies such as Pfizer Animal Health, Merial S.A.S. (the successor to Rhone-Merieux) and IDEXX Laboratories. These companies are substantially larger and have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors' products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

   Our canine heartworm products constitute 31% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 and 2000 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent

We have a history of losses and an accumulated deficit

   We did not achieve profitability for the years ended December 31, 1998 and 1999, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $16,582,000 at September 30, 2000. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained. The additional expenses which we anticipate we will incur while building W3COMMERCE's business may prevent us from being profitable, even if our traditional animal health business were to be profitable.

We rely on third party distributors for a substantial portion of our sales, but we recently have experienced difficulties with the distribution channel

   Because we have historically depended upon distributors for such a large portion of our sales (although we did not have any customers representing 10% or more of our net sales during 1999, sales to two distributors totaled 33% of our net sales during 1998), our ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets may be impaired. Our failure to independently sell and market our products could materially harm our business. Further, distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has made, and could continue to make, some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. We have rescinded this policy, and all but one of our former distributors are again selling our products. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

Our direct selling strategy has been scaled back

   We are inexperienced in large-scale direct selling. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers may be smaller than we believe. In fact, at the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduce the headcount of our telesales force.

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

We may need additional capital in the future

   We may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of Synbiotics Europe are subject to a put provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. Although the put option is subordinated to our Imperial Bank debt, if Merial were to exercise its put option, we would be unable to pay for the shares.

   Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including the expenses of building W3COMMERCE's Internet business, continued scientific progress in our product and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. Any future transaction of this nature could require potentially significant amounts of capital. Such funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures, or we may need to delay, reduce, or eliminate one or more of our operational activities or research and development programs. Any of these events would impair our competitive position and harm our business.

We are not in compliance with our bank loan covenants

   In April 2000, we refinanced our outstanding Banque Paribas debt with Imperial Bank ("Imperial"). As of June 30, 2000 and September 30, 2000, we were not in compliance with some of the financial covenants in our agreement with Imperial, and we have obtained waivers from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could theoretically demand repayment of the loans. We do not have the funds to repay the loans on short notice.

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

   In addition, sales of our feline leukemia virus ("FeLV") vaccine to Merial S.A.S. and other distributors for resale in Europe will be at risk unless our manufacturer, Intervet, Inc. (formerly Bio-Trends International, Inc.) ("Intervet"), obtains European Union regulatory approvals for its manufacturing facilities which make this product. Loss of these sales would have a material adverse effect on our profitability and our cash flows.

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

Our canine heartworm business is seasonal

   Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. Our European operations have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instrument products, our newly acquired poultry diagnostic products and our Internet business will also reduce our seasonality.

Our failure to adequately establish or protect our proprietary rights may adversely affect us

   We rely on a combination of patent, copyright, and trademark laws, trade secrets, and confidentiality and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have 11 issued U.S. patents and several pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed.

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

   For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of FeLV vaccine to Merial S.A.S. or other distributors for resale in Europe will be at risk unless Intervet, our supplier, obtains European Union regulatory approvals for its manufacturing facilities which make this product.

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

 Results of Operations

   Our net sales for the third quarter of 2000 increased by $1,435,000 or 24% over the third quarter of 1999. The increase reflects an increase in our diagnostic product sales of $1,604,000 and an increase in our instrument product sales of $228,000, offset by a decrease in our sales of vaccine products of $397,000. The increase in our sales of diagnostic products is primarily due to sales of the KPL poultry diagnostic products which we acquired in April 2000, and increased sales to distributors due to the fact that all but one of our former distributors are again selling our products. The weakening of the French franc against the U.S. dollar negatively impacted our reported diagnostic sales in Europe. Our decreased vaccine sales reflects the absence of sales of vaccines to private label partners which we discontinued during the third quarter of 1999 because we were unable to obtain supply of a crucial manufacturing material. Our instrument and reagent product sales increased due to sales in the U.S. and in Europe (as these instruments have obtained the European CE mark) and increased sales of reagents resulting from increased placements of instruments.

   Our net sales for the nine months ended September 30, 2000 increased $1,556,000 or 7% over the nine months ended September 30, 1999. The increase reflects an increase in our diagnostic product sales of $606,000 and an increase in our instrument product sales of $949,000, while sales of our vaccine products were flat. The increase in our sales of diagnostic products is primarily due to sales of the KPL poultry diagnostic products which we acquired in April 2000, offset by the effect of expensive promotional programs in the United States during the first quarter of 2000 which attempted to respond to increased competition in the canine heartworm diagnostic market. While our sales in units have increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the first half 2000 increased by 6% over the first half of 1999, yet our sales in dollars for these products decreased by 17%. In Europe, sales of our large animal diagnostic products decreased due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French franc against the U.S. dollar also negatively impacted our reported European diagnostic sales. Our instrument product sales increased due to sales in the U.S. and in Europe (as these instruments have obtained the European CE mark) increased sales of reagents resulting from increased placements of instruments, and a full nine month's worth of sales of our SCA 2000TM blood coagulation timing instrument, which we introduced during the second quarter of 1999.

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

   Our cost of sales as a percentage of our net sales was 51% during the third quarter of 2000 compared to 65% during the third quarter of 1999 (i.e., our gross margin increased to 49% from 35%). The higher gross margin is a direct result of three factors: i) the increase in our sales; ii) the poultry diagnostic products have relatively high margins and iii) a decrease in our sales of lower margin vaccines. Our gross margins are restrained by the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas our WITNESS(R), VetRED(R), all poultry diagnostic, all vaccines and the SCA 2000(TM) products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Our cost of sales as a percentage of our net sales was 49% during the nine months ended September 30, 2000 compared to 48% during the nine months ended September 30, 1999 (i.e. our gross margins decreased to 51% from 52%). The lower gross margins are a result of the effect of the promotional programs in the first quarter of 2000 discussed above.

   We are currently in the process of transferring the manufacturing of our poultry diagnostic products to our manufacturing facilities in San Diego, and we expect the transfer to be completed within the next twelve months. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

   In March 1999, we amended (effective July 1, 1998) our FeLV vaccine supply agreement with Merial Limited ("Merial"). Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while until July 1998 Merial paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder of which was applied to royalties receivable from Merial), the revised supply agreement broadened Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminated the royalty. In addition, we will work with Merial to try to have Intervet supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we will continue to resell Intervet-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial S.A.S. in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial Limited and us were not affected by this amendment.

   Our research and development expenses increased $26,000 or 5% during the third quarter of 2000 as compared to the third quarter of 1999, and decreased $26,000 or 2% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Our research and development expenses as a percentage of our net sales were 7% and 8% during the third quarter of 2000 and 1999, respectively, and were 6% and 7% during the nine months ended September 30, 2000 and 1999, respectively.

   Our selling and marketing expenses during the third quarter of 2000 increased by $895,000 or 51% over the third quarter of 1999, and increased $2,408,000 or 43% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increases are due primarily to the acquisition of W3COMMERCE, promotional programs and an increase in our direct-to-veterinarian telemarketing group. Our selling and marketing expenses as a percentage of our net sales were 35% and 29% during the third quarter of 2000 and 1999, respectively, and were 31% and 23% during the nine months ended September 30, 2000 and 1999, respectively. At the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduce the headcount of our telesales force.

   Our general and administrative expenses during the third quarter of 2000 decreased by $89,000 or 6% from the third quarter of 1999, and increased $787,000 or 18% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease for the quarter is due primarily to the non-recurrence of exit compensation to a former employee and a decrease in consulting services, offset by an increase in goodwill amortization related to our KPL acquisition. The increase for the nine month period is due primarily to legal expenses related to our patent litigation with Heska, increased goodwill amortization related to our KPL acquisition, increased use tax resulting from a state use tax audit, and foreign currency losses related to our intercompany receivable from Synbiotics Europe. Our general and administrative expenses as a percentage of our net sales were 19% and 25% during the third quarter of 2000 and 1999, respectively, and were 20% and 18% during the nine months ended September 30, 2000 and 1999, respectively.

 Financial Condition

   We believe that our present capital resources, which included working capital of $5,765,000 at September 30, 2000, are sufficient to meet our current working capital needs and service our debt through September 30, 2001. As of September 30, 2000, we had outstanding principal balances on our Imperial Bank debt of $9,000,000, and outstanding principal balances on our convertible debt issued in conjunction with the acquisition of W3COMMERCE of $2,813,000.

   As of June 30, 2000 and September 30, 2000, we were not in compliance with certain Imperial Bank financial covenants, and we have obtained waivers from the bank. In exchange for the waivers, we have: 1) paid the bank waiver fees totalling $70,000 and 2) made a one time principal payment on our term loan of $500,000. In addition, in November 2000 we amended the Imperial agreement to:
1) convert $1,500,000 from
the line of credit to the term loan; 2) reduce the line of credit to a maximum of $2,500,000, subject to a borrowing base calculation; 3) change the due date of the term debt to March 31, 2002; 4) revise the calculation of certain financial ratios and the required levels of tangible net worth and 5) increase the interest rate on both the term debt and the line of credit to prime plus 1.50% to 2.50% (dependent upon our ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization).

   In addition to amending the Imperial agreement, we also agreed to issue to Imperial warrants to purchase 250,000 unregistered shares of the Company's common stock at $2.00 per share.

   The 621,000 shares of our common stock which we issued to Merial S.A.S. in conjunction with the 1997 acquisition of Synbiotics Europe are subject to a put provision. The put option gives Merial S.A.S. the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. Although the put option is subordinated to the Imperial bank debt, if Merial were to exercise its put option, we would be unable to pay for the shares.

   Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. Our European operations have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our instruments and supplies and our newly acquired poultry diagnostic products and success in our Internet marketing business will also reduce our seasonality. Success in our Internet marketing business would also reduce our seasonality.

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

Interest Rate Risk

   The fair value of our investments available for sale at September 30, 2000 was $617,000, all of which consists of fixed interest rate securities. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure.

   The fair value of our long-term debt at September 30, 2000 was $11,813,000, of which $2,813,000 has a fixed interest rate of 6.21%, and the remaining $9,000,000 has a variable interest rate based on the prime rate.

   A 5% change in interest rates would have no material impact on our financial condition, results of operations or cash flows as it relates to our securities available for sale. However, a 5% change in interest rates would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate long-term debt.

Foreign Currency Exchange Rate Risk

   Our foreign currency exchange rate risk relates to the operations of Synbiotics Europe as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from Synbiotics Europe and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to Synbiotics Europe's transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of Synbiotics Europe's financial statements, including its intercompany payable, into the U.S. dollar for consolidation.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

 Synbiotics Corporation vs. Heska Corporation--United States District Court for the Southern District of California

   No material changes.

 SE Technologies, Inc. vs. Synbiotics Corporation--San Diego Superior Court

   On July 13, 2000, SE Technologies, Inc. ("SE") file a lawsuit against us alleging a breach of contract related to consulting services performed by SE in conjunction with the 1999 implementation of our enterprise resource planning system. We paid $430,000 for the implementation, of which $266,000 was for the base implementation (which we believe was to be capped at $266,000) and $164,000 for certain modifications to the software. SE has billed us an additional $188,000 which we have not paid. We have repeatedly requested details of the services performed for the amount billed, and we have not received a response which justifies the additional billed amount. We plan to vigorously defend ourselves against the allegations. In the event we were to lose the lawsuit, we believe our direct liability would be the $188,000 plus legal expenses.

Item 2. Changes in Securities

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     2.8 Asset Purchase Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.


             The following schedules have been omitted from this filing:


             1)  Exhibit A:


                 a)Exhibit B--Specifications for the manufacture or each of the products acquired.


                 b) Exhibit C--Plan of transition of manufacturing of the
                    products acquired from Kirkegaard & Perry Laboratories,
                    Inc. to the registrant.


                 c) Exhibit D--Transfer prices of the products manufactured by
                    Kirkegaard & Perry Laboratories, Inc for the registrant during the manufacturing transition phase.


             2)  Exhibit L:


                 a)Attachment 2.15(a)--Kirkegaard & Perry Laboratories, Inc customer list.


                 b)Attachment 2.15(b)--Kirkegaard & Perry Laboratories, Inc supplier list.


             The omitted schedules will be provided supplementally to the Commission upon the Commission's request


     10.1    Lease of Premises located at 11011 Via Frontera, San Diego,
             California, dated November 20, 1996.


     10.1.1  First Amendment to Lease of Premises located at 11011 Via Frontera,
             San Diego, California.


     10.74   Secured Promissory Note from the Registrant to Kirkegaard & Perry
             Laboratories, Inc., dated April 18, 2000.


     10.74.1 Security Agreement by and between the Registrant and Kirkegaard &
             Perry Laboratories, Inc., dated April 18, 2000.


     10.74.2 Intercreditor Agreement by and among the Registrant, Imperial Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.


     27      Financial Data Schedule (for electronic filing purposes only).

   (b) Reports on Form 8-K

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Synbiotics Corporation

Date: November 14, 2000
                                                /s/ Michael K. Green
                                          _____________________________________
                                                    Michael K. Green
                                                Senior Vice President and
                                                 Chief Financial Officer
                                           (signing both as a duly authorized
                                            officer and as principal financial
                                                         officer)