Form 10-K405
period 2000-12-31
SYNBIOTICS CORP
filed 2001-04-02
CIK 719483

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock

                               ----------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $2,783,000 based on the closing sale price as reported by the Nasdaq National Market.

   As of March 16, 2001, 9,624,558 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with the solicitation of proxies for its June 14, 2001 Annual Meeting of Shareholders is incorporated by reference into
Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             SYNBIOTICS CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
 Part I   Item 1.  Business.............................................     1

          Item 2.  Properties...........................................     3

          Item 3.  Legal Proceedings....................................     3

          Item 4.  Submission of Matters to a Vote of Security Holders..     4

 Part II  Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters..................................     5

          Item 6.  Selected Financial Data..............................     5

          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................     5

          Item 7A. Quantitative and Qualitative Disclosures About Market
                   Risk.................................................    15

          Item 8.  Financial Statements and Supplementary Data..........    16

 Part III Item 9.  Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure..................    38

          Item 10. Directors and Executive Officers of the Registrant...    38

          Item 11. Executive Compensation...............................    38

          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management...........................................    38

          Item 13. Certain Relationships and Related Transactions.......    38

          Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K..........................................    38

                                     PART I

ITEM 1. BUSINESS

General

   Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are the second largest provider of diagnostic products to the animal health market. We also market certain feline vaccine products.

   Our strategy in the animal health business is to grow from our established position in the market through new products and technologies, expanded distribution, enhanced marketing and acquisitions and licensing. We are combining our ability to generate products through research and development, acquisitions, and licensing agreements with our ability to distribute products through established global channels. Our product portfolio consists of ninety-six diagnostic test kits and detection devices and two vaccines. Many of our products hold strong positions in their specific markets.

   In January 2000, we acquired W3COMMERCE, LLC, and Internet marketing services company operating in both the animal health industry and in other industries. After making a substantial investment in W3COMMERCE, we decided to exit the Internet services business and sold 84% of W3COMMERCE back to its original owners at the end of 2000.

Market and Product Overview

   We sell our products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 120 million in the United States alone. We believe that our current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

   Our most commercially successful products are our canine heartworm diagnostics (representing 28% of 2000 sales). We estimate that we have a 30% share of the estimated $30 million U.S. heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

Marketing

   We sell our products in the United States, Canada, Europe, Asia and, to a limited extent, Latin America. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. In the second half of 2000, we began an initiative to refocus on marketing through U.S. distributors and curtailed some of our efforts to market directly to veterinarians. In addition, we sell our vaccine products to distributors and on a private label basis. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, we sell our small-animal products through distributors and on an original equipment manufacturer ("OEM") basis, and our large-animal products directly to laboratories. We maintain a marketing and sales force, which trains distributor representatives, responds to technical inquiries, promotes products directly to veterinarians, advertises and promotes products through direct mail and journal advertisements, and provides other marketing support functions.

Manufacturing

   We manufacture most of our products at our facilities located in San Diego, California, Rome, New York and Lyons, France. However, we rely on outside manufacturers for our VetRED(R) and six of our nine WITNESS(R) diagnostic products, our vaccine products and our SCA 2000(TM) products. Our WITNESS(R) and VetRED(R) products and our feline leukemia virus vaccine are licensed to us by their respective outside manufacturers.

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

Government Regulation

   Most diagnostic test kits and vaccines for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture ("USDA"). Animal vaccines also require governmental approval in foreign countries, but Germany and Japan are the only foreign countries in which we market our diagnostic products that require governmental approval for animal diagnostic products. Our instrumentation products are not subject to USDA regulation. Our canine semen freezing products and canine ovulation timing diagnostic products fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA.

   Our manufacturing facilities in San Diego and Lyons, France are licensed by the USDA and adhere to Good Manufacturing Practices ("GMP") standards. The instrumentation manufacturing facility located in Rome, New York is not licensed by the USDA as the manufactured products are not subject to USDA regulation. Our French manufacturing facility is not licensed by any foreign regulatory agency as there is no licensing requirement. The manufacturing facilities of our important suppliers are subject to licensing and regulatory approval in both the United States and Europe.

   In addition to the foregoing, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business.

Competition

   We believe that we are the second-leading competitor in the animal health diagnostic market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $356,000,000 (for 1999) that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

   Competition in the animal health care industry is intense, and is particularly intense in vaccines. Many competitors, such as Pfizer Animal Health, Merial S.A.S. and IDEXX Laboratories, have substantially greater financial, manufacturing, marketing and product research resources than we do. Large companies in particular have extensive expertise in conducting pre-clinical and clinical testing of new products and in obtaining the necessary regulatory approvals to market products. Competition in animal diagnostics is based on test sensitivity, accuracy and speed, product price and similar factors. IDEXX Laboratories requires its distributors not to carry the products of its competitors.

Research and Development

   The Company spent approximately $2,210,000 and $2,201,000 on research and development activities during the years ended December 31, 2000 and 1999, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

   As of December 31, 2000, we had a total of 155 employees worldwide, 150 of whom were full-time.

Raw Materials

   The manufacturing of diagnostics, diagnostic instruments, therapeutics and vaccines requires raw materials which generally are, and have been, readily available from several sources. All of our vaccine products (other than our feline leukemia virus vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred in the third quarter of 1999. Sales of the affected products totalled $1,645,000 and $2,073,000 during 1999 and 1998, respectively.

Financial Information About Industry Segments and Financial Information About Foreign and Domestic Operations and Export Sales

   See Note 13 to our financials statements in Item 8 of Part II of this Form 10-K.

ITEM 2. PROPERTIES

   We lease two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house our corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. In addition, the manufacturing and research and development facilities related to our instrumentation products are housed in a 6,000 square foot building located in Rome, New York. We also lease an approximately 25,000 square foot building in Lyons, France which houses Synbiotics Europe's ("SBIO-E") corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. We also lease a Malvern, Pennsylvania facility for operating our PennHIP(R) business and a sales office in Kansas City, Missouri.

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

SE Technologies, Inc. vs. Synbiotics Corporation--San Diego County Superior
Court

   On July 13, 2000, SE Technologies, Inc. ("SE") filed a lawsuit against us alleging a breach of contract related to consulting services performed by SE in conjunction with the 1999 implementation of our enterprise resource planning system. We paid $430,000 for the implementation, of which $266,000 was for the base implementation (which we believe was to be capped at $266,000) and $164,000 for certain modifications to the software. SE has billed us an additional $188,000 which we have not paid. We have repeatedly requested details of the services performed for the amount billed, and we have not received a response which justifies the additional billed amount. We plan to vigorously defend ourselves against the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted in the Nasdaq National Market under the symbol SBIO. Price ranges reported are the high and low bid price information as reported by the Nasdaq National Market. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. No cash dividends have ever been paid, and we do not anticipate paying cash dividends in the foreseeable future. As of March 16, 2001, there were approximately 604 shareholders of record of our common stock.

    Year                                                     Quarter High   Low
    ----                                                     ------- ----- -----
   1999.....................................................     1   $5.38 $2.25
                                                                 2   $4.63 $3.31
                                                                 3   $3.94 $2.50
                                                                 4   $2.81 $2.00

   2000.....................................................     1   $7.13 $2.44
                                                                 2   $3.50 $2.00
                                                                 3   $3.28 $2.00
                                                                 4   $2.09 $0.25

ITEM 6. SELECTED FINANCIAL DATA

                                            Year Ended December 31,
                                    -------------------------------------------
                                      2000     1999     1998     1997    1996
                                    --------  -------  -------  ------- -------
                                     (In Thousands, Except Per Share Data)
Consolidated Statement of
 Operations Data:
  Total revenues................... $ 31,329  $30,696  $31,534  $23,618 $17,217
  (Loss) income before
   extraordinary item..............  (17,920)  (1,694)  (1,911)     207   9,278
  Net (loss) income................  (18,518)  (1,566)  (1,911)     207   9,278
  Basic (loss) income per share:
    (Loss) income before
     extraordinary item............    (1.93)   (0.20)   (0.23)    0.02    1.49
    Net (loss) income..............    (2.00)   (0.19)   (0.23)    0.02    1.49
  Diluted (loss) income per share:
    (Loss) income before
     extraordinary item............    (1.93)   (0.20)   (0.23)    0.02    1.46
    Net (loss) income..............    (2.00)   (0.19)   (0.23)    0.02    1.46

                                                  December 31,
                                    -------------------------------------------
                                      2000     1999     1998     1997    1996
                                    --------  -------  -------  ------- -------
                                                 (In Thousands)
Consolidated Balance Sheet Data:
  Total assets.....................  $32,202  $44,531  $45,930  $42,111 $28,567
  Long-term obligations............    7,508   10,356   10,856   10,783     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report on Form 10-K contains both historical financial information and forward-looking statements. Forward-looking statements are characterized by words such as "intend", "plan", "believe", "will", "would", etc. Historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, which could cause actual future results to differ materially from what is suggested by the forward-looking information. The following risk factors should be considered in evaluating our forward-looking statements and assessing our future financial condition, results of operations and cash flows:

We will need additional capital in the near future

   We will need to raise additional capital. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity.

   We have a $1,000,000 payment due to KPL, in conjunction with our April 2000 acquisition of their poultry diagnostic product line, which we are currently unable to pay. Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E are subject to a put provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. The put option cannot be exercised as long as we have senior debt outstanding; however, if Merial were to exercise its put option, we would be unable to pay for the shares.

   As of December 31, 2000, we were not in compliance with covenants on $8,432,000 of indebtedness to Imperial Bank (see below). If Imperial Bank declares the loans to be in default, we will be unable to repay the loans. Also, we do not have the resources to repay the loans on their March 29, 2002 maturity date.

   We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including continued scientific progress in our product and development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. Any future transaction of this nature could require potentially significant amounts of capital. Such funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures, or we may need to delay, reduce, or eliminate one or more of our operational activities or research and development programs. Any of these events would impair our competitive position and harm our business.

   Our independent auditors' report has indicated that they have substantial doubt about our ability to continue as a going concern.

We are not in compliance with our bank loan covenants

   As of December 31, 2000, we were not in compliance with some of the financial covenants in our agreement with Imperial Bank, and we have not obtained waivers from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could demand repayment of the loans. We do not have and would not have the funds to repay the loans on short notice.

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

   Our canine heartworm products constitute 28% of our sales. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 and 2000 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

   We did not achieve profitability for the years ended December 31, 1998, 1999 and 2000, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $32,117,000 at December 31, 2000. We may not achieve profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained

We rely on third party distributors for a substantial portion of our sales, but we recently have experienced difficulties with the distribution channel

   We have historically depended upon distributors for a large portion of our sales, and our ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets is unclear. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories' prohibition against its distributors carrying competitors' products, including ours, has made, and could continue to make, some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. We have rescinded this policy, and all but one of our former distributors are again selling our products. We are also exposed to the risk that any sales by us directly to veterinarians could alienate our current distributors.

Our direct selling strategy has been scaled back

   We are inexperienced in large-scale direct selling. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers may be smaller than we believe. In fact, at the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduced the headcount of our telesales force. Our 1999 foray toward direct selling to veterinarians, and our subsequent scale-back of that effort, may have created confusion in the market. Some effects of that confusion may persist.

Our profitable vaccine sales in Europe are halted due to a supply problem and in any event may decline soon

   Merial distributes our FeLV vaccine, which we obtain from Intervet, Inc. (formerly Bio-Trends International, Inc.) ("Intervet"), in Europe. Our gross profit in 2000, 1999 and 1998 on these sales of FeLV vaccine to Merial in Europe was $750,000, $570,000 and $520,000, respectively. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

   The FeLV vaccine which we supply to Merial is supplied to us by Bio-Trends International, Inc. In 2000, Intervet, Inc. acquired Bio-Trends. Intervet has been unable to supply us with FeLV vaccine which meets Merial's specifications for European sales since August 2000. As a result, we have been unable to fill Merial's orders for Europe totalling $1,200,000. This is costing us sales and profits, and Merial has sent us a notice of breach.

There is an epidemic of foot-and-mouth disease in the United Kingdom

   Foot-and-mouth is a viral based disease that affects cloven-hoofed animals including cows, sheep and pigs. There is currently an epidemic of foot-and-mouth disease in the United Kingdom, with isolated outbreaks in France and the Netherlands. The virus is spread from animal to animal through direct contact, and can be carried through the air as well. There is no cure for this disease, and the only way to prevent the disease from spreading is to isolate and destroy the infected herds. We do not have a diagnostic test for foot-and-mouth disease, as the symptoms are readily evident that the animal has the disease. If the disease were to become significantly more wide spread, our sales of diagnostic products for bovine and swine diseases (primarily sold outside of the United States), which totalled $4,130,000 and $5,200,000 in 2000 and 1999, respectively, could be adversely affected. In addition, shipments of canine diagnostic products that are made in our French facility that are imported, or will be imported, into the United States (diagnostic tests for canine Leishmania, canine Ehrlichia and canine pregnancy) have been delayed, and may be delayed in the future, as they are subject to regulatory inspection and release at the port of entry.

There is no assurance that acquired businesses can be successfully combined

   There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from Kirkegaard & Perry Laboratories, Inc. ("KPL"), or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business. We did not achieve the hoped-for benefits from some of our past acquisitions, such as W3COMMERCE (2000) and Prisma (1998).

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

   In addition, sales of our feline leukemia virus ("FeLV") vaccine to Merial and other distributors for resale in Europe will be at risk unless our manufacturer, Intervet, Inc. (formerly Bio-Trends International, Inc.) obtains European Union regulatory approvals for its manufacturing facilities which make this product. Aside from this regulatory issue, Intervet has been unable to supply us with satisfactory FeLV vaccine for delivery to Merial in Europe, as noted above Loss of these sales, which totalled $1,500,000, $1,140,000 and $1,040,000 in 2000, 1999 and 1998, respectively, has had and would have a material adverse effect on our profitability and our cash flows.

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

Our canine heartworm business is seasonal

   Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. Our European operations have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our SCA 2000 instrument products and our newly acquired poultry diagnostic products will also reduce our seasonality.

Our failure to adequately establish or protect our proprietary rights may adversely affect us

   We rely on a combination of patent, copyright, and trademark laws, trade secrets, and confidentiality and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have 11 issued U.S. patents and two pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed. From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the animal health care market increases.

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

   For marketing outside the United States, we, and our suppliers, are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we, and our suppliers, will meet and sustain compliance with any such requirements. In particular, our sales of FeLV vaccine to Merial or other distributors for resale in Europe will be at risk unless Intervet, our supplier, obtains European Union regulatory approvals for its manufacturing facilities which make this product.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Our net sales for the year ended December 31, 2000 increased $636,000 or 2% over the year ended December 31, 1999. The increase reflects an increase in our diagnostic product sales of $420,000 and an increase in our instrument product sales of $1,261,000, while sales of our vaccine products decreased $1,045,000. The increase in our sales of diagnostic products is primarily due to sales of the KPL poultry diagnostic products which we acquired in April 2000, offset by the effect of overaggressive promotional discounts in the United States during the first quarter of 2000 which attempted to respond to increased competition in the canine heartworm diagnostic market. While our canine heartworm diagnostic sales in units increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the first half of 2000 increased by 6% over the first half of 1999, yet our sales in dollars for these products decreased by 17%. In Europe, sales of our large animal diagnostic products decreased due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French franc against the U.S. dollar also negatively impacted our reported European diagnostic sales. Our instrument product sales increased due to sales in the U.S. and in Europe (as these instruments have obtained the European CE mark), increased sales of reagents resulting from increased placements of instruments, and a full year's worth of sales of our SCA 2000(TM) blood coagulation timing instrument, which we introduced during the second quarter of 1999. Our decreased vaccine sales reflects the absence of sales of vaccines to private label partners which we discontinued during the third quarter of 1999 because we were unable to obtain a supply of a crucial manufacturing material., as well as Intervet's inability to manufacture FeLV vaccine at the end of 2000 with which we could have filled Merial's orders. At the end of 2000 there were backorders of $1,200,000 for FeLV vaccine for shipment to Merial in Europe.

   All of our vaccine products (exclusive of our FeLV vaccine products) were manufactured using bulk antigen fluids that were supplied by a third party. The supply agreement expired and we were unable to locate a replacement supplier for these bulk antigen fluids. We decided to discontinue the sales of the affected products once our remaining supplies were exhausted, which occurred during the third quarter of 1999. Sales of the affected products totaled $1,645,000 and $2,073,000 during 1999 and 1998, respectively. Our cost of sales as a percentage of our net sales was 55% during the year ended December 31, 2000 compared to 52% during the year ended December 31, 1999 (i.e., our gross margin decreased to 45% from 48%). Although we had an overall increase in our sales during 2000, and although the poultry diagnostic products have relatively high margins, our lower gross margins are a result of the effect of the promotional discounts in the first quarter of 2000 discussed above. Our gross margins are restrained by the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas our WITNESS(R), VetRED(R), all poultry diagnostic, all vaccines and the SCA 2000(TM) products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers, which risk is currently being realized with Intervet's inability to satisfactorily supply us with FeLV vaccine.

   We are currently in the process of transferring the manufacturing of our poultry diagnostic products to our manufacturing facilities in San Diego, and we expect the transfer to be completed within the next six months. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

   Our research and development expenses during the year ended December 31, 2000 did not change significantly from the year ended December 31, 1999. Our research and development expenses as a percentage of our net sales were 7% during the years ended December 31, 2000 and 1999, respectively.

   Our selling and marketing expenses during the year ended December 31, 2000 increased by $2,382,000 or 33% over the year ended December 31, 1999. The increase is due primarily to the results of our internet marketing efforts through W3COMMERCE (which we acquired in January 2000) and an increase in our direct-to-veterinarian telemarketing group. The disappointing results related to W3COMMERCE were due to delays in execution of the business plan, a slowdown in e-business and our lack of resources to fully fund W3COMMERCE's efforts. Our selling and marketing expenses as a percentage of our net sales were 31% and 23% year ended December 31, 2000 and 1999, respectively. At the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduced the headcount of our telesales force. In addition, at the end of December 2000, we agreed to sell 84% of our investment in W3COMMERCE back to its original owners.

   Our general and administrative expenses during the year ended December 31, 2000 increased by $259,000 or 4% over the year ended December 31, 1999. The increase is due primarily to legal expenses related to our patent litigation with Heska, increased goodwill amortization related to our KPL acquisition, and foreign currency losses related to our intercompany receivable from Synbiotics Europe. Our general and administrative expenses as a percentage of our net sales were 21% and 20% during the years ended December 31, 2000 and 1999, respectively.

   Our net interest expense during 2000 increased $192,000 or 17% over 1999 due to an increase in our borrowings.

   During 2000, we recognized impairment losses totalling $3,985,000. $2,999,000 relates to the goodwill and equipment utilized in our instrument manufacturing facility located in Rome, NY. We are planning to dispose of this line of business within the next twelve months. The remaining $986,000 of impairment losses relates to our investment in W3COMMERCE, which we sold 84% of back to its original owners at the end of 2000.

   We recognized a provision for income taxes of $8,791,000 during 2000 as compared to a benefit from income taxes of $412,000 during 1999. The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes related to the impairment losses discussed above, and an increase in our deferred tax asset valuation allowance of $9,372,000. As a result of our liquidity concerns, continuing net losses and alternative strategies for the business, we now believe that it is more likely than not that our deferred tax assets will not be realized in the future.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Our net sales for the year ended December 31, 1999 decreased by $780,000 or 2% from the year ended December 31, 1998. The decrease reflects a decrease in our sales of diagnostic products of $687,000, a decrease in our vaccine product sales of $1,093,000, and an increase in our instrument sales of $1,000,000. The decrease in our sales of diagnostic products is due primarily to a decrease in our canine heartworm diagnostics sales of 3% which resulted from increased competition, both from former Synbiotics distributors who now carry competitors' products and from a new Heska product. We are suing Heska for patent infringement with respect to this product. The decreased vaccine sales were due to a decrease of 15% in sales of our vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines, offset by an increase of 20% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial, our OEM customer).

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

   The increase in our instrument product sales was due to sales of our SCA 2000(TM) blood coagulation timing instrument, which we introduced in the second quarter of 1999, and an increase in sales of our ProChem(R) instrument products, which we acquired in conjunction with our 1998 acquisition of Prisma Acquisition Corp. ("Prisma").

   Although veterinary products manufacturers, including us, have traditionally relied on distributors, we increased in 1999 our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999.

   Our cost of sales as a percentage of net sales was 52% during the year ended December 31, 1999 compared to 49% during the year ended December 31, 1998 (i.e., our gross margin decreased to 48% from

51%). The lower gross margin was a direct result of two factors: i) the decrease in our sales and ii) the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) analyzer are manufactured at our facilities, whereas WITNESS(R), all vaccines and the SCA 2000(TM) are manufactured by third parties.

   In March 1999, we amended (effective July 1, 1998) our U.S. FeLV vaccine supply agreement with Merial. Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder was applied to royalties receivable from Merial), the revised supply agreement broadens Merial's U.S. distribution rights (which were an area of ongoing discussions) and eliminates the royalty. In addition, we will work with Merial to try to have Intervet supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial in the U.S. totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we will continue to resell Intervet-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial and us were not affected by this amendment.

   Our research and development expenses decreased during the year ended December 31, 1999 by $185,000 or 8% from the year ended December 31, 1998. The decrease was primarily due to decreases in our contracted research and development expenses. Our research and development expenses as a percentage of our net sales were 7% and 8% during the years ended December 31, 1999 and 1998, respectively.

   Our selling and marketing expenses increased during the year ended December 31, 1999 by $1,187,000 or 20% over the year ended December 31, 1998. The increase was due primarily to the addition of our outbound direct-to-veterinarian telemarketing group in the third quarter of 1998, with additional new hires for the group in 1999, expenses for increasing our Internet selling capabilities and an increase in our field sales force during the fourth quarter of 1998. Our selling and marketing expenses as a percentage of our net sales were 23% and 19% during the years ended December 31, 1999 and 1998, respectively.

   Our general and administrative expenses increased during the year ended December 31, 1999 by $764,000 or 14% over the year ended December 31, 1998. The increase was due primarily to legal expenses related to our patent litigation with Heska. Our general and administrative expenses as a percentage of our net sales were 20% and 17% during the years ended December 31, 1999 and 1998, respectively.

   On July 28, 1998, we entered into a settlement agreement with Barnes-Jewish Hospital resolving the Hospital's patent infringement lawsuit. We paid the Hospital $1,600,000 in cash, 333,000 shares of the our common stock, and agreed to pay undisclosed future payments and royalties. We recorded a pre-tax charge of approximately $3,922,000 and we reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses. In January 2000, we issued an additional 135,000 shares of common stock to the Hospital upon the resolution of a contingency contained in the settlement agreement. We recorded a pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock.

   In February 1999, we repaid the $1,000,000 note issued in conjunction with the acquisition of Prisma for $800,000, and recognized a $128,000 extraordinary gain on the early extinguishment of debt, net of income tax, in the first quarter of 1999.

   Our royalty income during the year ended December 31, 1999 decreased by $305,000 or 96% from the year ended December 31,1998. As a result of the amended supply agreement with Merial (see above), we no longer receive royalties from Merial. Our net interest expense during 1999 increased by $22,000 over 1998 due to an increase in the LIBOR interest rate.

   We recognized a benefit from income taxes of $412,000 during 1999, as compared to a benefit from income taxes of $1,422,000 during 1998. The decrease in the benefit from income taxes in 1999 is primarily due to a smaller net operating loss in 1999, and the expiration of approximately $1,342,000 of state net operating loss carryforwards.

Financial Condition and Liquidity

   We believe that our present capital resources, which included negative working capital of $5,345,000 at December 31, 2000, are insufficient to meet our working capital needs and service our debt through 2001. Additionally, pursuant to our debt agreement with Imperial Bank, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to make capital expenditures or investments without Imperial Bank's consent. As of December 31, 2000, we had outstanding principal balances on our Imperial Bank debt of $8,432,000.

   As of December 31, 2000, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Imperial Bank. As a result, we are in technical default and we have classified the debt as a current liability on our balance sheet as of December 31, 2000.

   We will need to raise additional capital. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity. In addition, we are taking steps to eliminate cash drains; for example, we divested W3COMMERCE and scaled back our direct selling initiative and our instrument manufacturing operations.

   We have a $1,000,000 payment due in the second quarter of 2001 to KPL, in conjunction with our April 2000 acquisition of their poultry diagnostic product line, which we are currently unable to pay. Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E are subject to a put provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. The put option cannot be exercised as long as we have senior debt outstanding; however, if Merial were to exercise its put option, we would be unable to pay for the shares.

   Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our SCA 2000 instruments and supplies and our newly acquired poultry diagnostic products would also reduce our seasonality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

   The fair value of our debt at December 31, 2000 was approximately $11,245,000, of which $2,813,000 has a fixed interest rate of 6.21%, and the remaining $8,432,000 has a variable interest rate based on the prime rate.

   A 5% change in interest rates would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

   Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E's transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E's financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  17

Consolidated Balance Sheet as of December 31, 2000 and 1999...............  18

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998...................................  19

Consolidated Statement of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................  20

Consolidated Statement of Non-Mandatorily Redeemable Common Stock and
 Other Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.................................................................  21

Notes to Consolidated Financial Statements................................  22

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Synbiotics Corporation

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of cash flows and of non-mandatorily redeemable common stock and other shareholders' equity present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Diego, California
March 23, 2001

                             SYNBIOTICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents........................ $    951,000  $  2,260,000
  Securities available for sale....................                  3,443,000
  Accounts receivable (net of allowance for
   doubtful accounts of $270,000 and $395,000 in
   2000 and 1999)..................................    3,490,000     4,517,000
  Inventories......................................    5,273,000     5,178,000
  Deferred tax assets..............................                    505,000
  Other current assets.............................      911,000     1,570,000
                                                    ------------  ------------
    Total current assets...........................   10,625,000    17,473,000
Property and equipment, net........................    1,983,000     1,744,000
Goodwill, net......................................   13,161,000    12,621,000
Deferred tax assets................................      122,000     8,055,000
Deferred debt issuance costs.......................       33,000       447,000
Investment in W3 held for sale.....................    2,713,000
Other assets.......................................    3,565,000     4,191,000
                                                    ------------  ------------
                                                    $ 32,202,000  $ 44,531,000
                                                    ============  ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses............ $  6,296,000  $  5,921,000
  Current portion of long-term debt................    8,432,000     1,000,000
  Deferred revenue.................................      242,000       242,000
  Other current liabilities........................    1,000,000
                                                    ------------  ------------
    Total current liabilities......................   15,970,000     7,163,000
                                                    ------------  ------------
Long-term debt.....................................    2,813,000     5,914,000
Deferred revenue...................................      727,000       969,000
Other liabilities..................................    1,668,000     1,546,000
                                                    ------------  ------------
                                                       5,208,000     8,429,000
                                                    ------------  ------------
Mandatorily redeemable common stock................    3,027,000     2,896,000
                                                    ------------  ------------
Commitments and contingencies (Note 12)

Non-mandatorily redeemable common stock and other
 shareholders' equity:
  Common stock, no par value, 24,800,000 shares
   authorized, 8,752,000 and 8,576,000 shares
   issued and outstanding at December 31, 2000 and
   1999............................................   40,164,000    39,424,000
  Common stock warrants............................    1,035,000     1,003,000
  Accumulated other comprehensive loss.............   (1,085,000)     (916,000)
  Accumulated deficit..............................  (32,117,000)  (13,468,000)
                                                    ------------  ------------
    Total non-mandatorily redeemable common stock
     and other shareholders' equity................    7,997,000    26,043,000
                                                    ------------  ------------
                                                    $ 32,202,000  $ 44,531,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                              Year Ended December 31,
                                        --------------------------------------
                                            2000         1999         1998
                                        ------------  -----------  -----------
Revenues:
  Net sales............................ $ 31,073,000  $30,437,000  $31,217,000
  License fees.........................      242,000      247,000
  Royalties............................       14,000       12,000      317,000
                                        ------------  -----------  -----------
                                          31,329,000   30,696,000   31,534,000
                                        ------------  -----------  -----------
Operating expenses:
  Cost of sales........................   17,002,000   15,694,000   15,426,000
  Research and development.............    2,210,000    2,201,000    2,386,000
  Selling and marketing................    9,520,000    7,138,000    5,951,000
  General and administrative...........    6,397,000    6,138,000    5,374,000
  Impairment losses....................    3,985,000
  Patent litigation settlement.........                   479,000    4,600,000
                                        ------------  -----------  -----------
                                          39,114,000   31,650,000   33,737,000
                                        ------------  -----------  -----------
Loss from operations...................   (7,785,000)    (954,000)  (2,203,000)
Other expense:
  Interest, net........................   (1,344,000)  (1,152,000)  (1,130,000)
                                        ------------  -----------  -----------
Loss before income taxes...............   (9,129,000)  (2,106,000)  (3,333,000)
Provision for (benefit from) income
 taxes.................................    8,791,000     (412,000)  (1,422,000)
                                        ------------  -----------  -----------
Loss before extraordinary item.........  (17,920,000)  (1,694,000)  (1,911,000)
Early extinguishment of debt, net of
 tax...................................     (598,000)     128,000
                                        ------------  -----------  -----------
Net loss...............................  (18,518,000)  (1,566,000)  (1,911,000)
Cumulative translation adjustment......     (169,000)  (1,412,000)     647,000
                                        ------------  -----------  -----------
Comprehensive loss..................... $(18,687,000) $(2,978,000) $(1,264,000)
                                        ============  ===========  ===========
Basic and diluted loss per share:
  Loss before extraordinary item....... $      (1.93) $     (0.20) $     (0.23)
  Early extinguishment of debt, net of
   tax.................................        (0.07)        0.01
                                        ------------  -----------  -----------
    Net loss........................... $      (2.00) $     (0.19) $     (0.23)
                                        ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------  -----------  -----------
Cash flows from operating activities:
Net loss.............................. $(18,518,000) $(1,566,000) $(1,911,000)
Adjustments to reconcile net loss to
 net cash (used for) provided by
 operating activities:
  Depreciation and amortization.......    2,206,000    2,504,000    1,897,000
  Stock compensation..................      132,000
  Impairment losses...................    3,985,000
  Loss (gain) on early extinguishment
   of debt............................      937,000     (200,000)
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Account receivable................    1,027,000     (382,000)     261,000
    Inventories.......................       72,000        1,000        8,000
    Deferred tax assets...............    8,438,000     (346,000)  (1,494,000)
    Other assets......................      159,000      104,000      236,000
    Accounts payable and accrued
     expenses.........................      249,000    1,594,000    1,037,000
    Deferred revenue..................     (242,000)   1,211,000
    Other liabilities.................      122,000      177,000    1,369,000
                                       ------------  -----------  -----------
Net cash (used for) provided by
 operating activities.................   (1,433,000)   3,097,000    1,403,000
                                       ------------  -----------  -----------
Cash flows from investing activities:
  Acquisition of property and
   equipment..........................     (640,000)    (383,000)    (499,000)
  Proceeds from sale of securities
   available for sale.................    3,443,000                 1,781,000
  Acquisiton of KPL poultry product
   line...............................   (3,554,000)
  Investment in securities available
   for sale...........................                (1,830,000)
  Investment in W3Commerce LLC........                  (168,000)
                                       ------------  -----------  -----------
Net cash (used for) provided by
 investing activities.................     (751,000)  (2,381,000)   1,282,000
                                       ------------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt...............................   10,000,000
  Payments of long-term debt..........   (9,068,000)  (1,800,000)  (1,133,000)
  Debt issuance costs.................      (40,000)
  Proceeds from exercise of common
   stock options and warrants.........      152,000
  Mandatorily redeemable stock
   issuance costs.....................                                (17,000)
  Proceeds from issuance of non-
   mandatorily redeemable common
   stock, net.........................                   399,000      (15,000)
                                       ------------  -----------  -----------
Net cash provided by (used for)
 financing activities.................    1,044,000   (1,401,000)  (1,165,000)
                                       ------------  -----------  -----------
Net (decrease) increase in cash and
 equivalents..........................   (1,140,000)    (685,000)   1,520,000
Effect of exchange rates..............     (169,000)  (1,412,000)     647,000
Cash and cash equivalents--beginning
 of year..............................    2,260,000    4,357,000    2,190,000
                                       ------------  -----------  -----------
Cash and cash equivalents--end of
 year................................. $    951,000  $ 2,260,000  $ 4,357,000
                                       ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                             SYNBIOTICS CORPORATION

  CONSOLIDATED STATEMENT OF NON-MANDATORILY REDEEMABLE COMMON STOCK AND OTHER
                              SHAREHOLDERS' EQUITY

                                                             Accumulated
                              Common Stock         Common       Other
                          ----------------------   Stock    Comprehensive Accumulated
                           Shares      Amount    Warrrants  Income (Loss)   Deficit        Total
                          ---------  ----------- ---------- ------------- ------------  ------------
Balance, December 31,
 1997...................  7,426,000  $35,659,000 $1,003,000  $  (151,000) $ (9,754,000) $ 26,757,000
Issuance of common stock
 in conjunction with the
 acquisition of Prisma
 Acquisition Corp. (Note
 3).....................    458,000    1,423,000                                           1,423,000
Issuance of common stock
 in conjunction with the
 settlement of patent
 litigation (Note 5)....    333,000    1,000,000                                           1,000,000
Issuance of common stock
 pursuant to exercise of
 stock options..........      4,000       12,000                                              12,000
Issuance of common stock
 pursuant to employee
 bonus plan.............     25,000       40,000                                              40,000
Cumulative translation
 adjustment.............                                         647,000                     647,000
Accretion of mandatorily
 redeemable common
 stock..................                                                      (111,000)     (111,000)
Net loss................                                                    (1,911,000)   (1,911,000)
                          ---------  ----------- ----------  -----------  ------------  ------------
Balance, December 31,
 1998...................  8,246,000   38,134,000  1,003,000      496,000   (11,776,000)   27,857,000
Issuance of common stock
 pursuant to exercise of
 stock options..........    278,000    1,081,000                                           1,081,000
Expiration of stock
 options................                  69,000                                              69,000
Issuance of common stock
 pursuant to employee
 bonus plan.............     52,000      140,000                                             140,000
Cumulative translation
 adjustment.............                                      (1,412,000)                 (1,412,000)
Accretion of mandatorily
 redeemable common
 stock..................                                                      (126,000)     (126,000)
Net loss................                                                    (1,566,000)   (1,566,000)
                          ---------  ----------- ----------  -----------  ------------  ------------
Balance, December 31,
 1999...................  8,576,000   39,424,000  1,003,000     (916,000)  (13,468,000)   26,043,000
Issuance of common stock
 pursuant to exercise of
 stock options..........     24,000       75,000                                              75,000
Issuance of common stock
 pursuant to employee
 bonus plan, net of
 forfeitures............     (2,000)     100,000                                             100,000
Issuance of common stock
 in conjunction with the
 settlement of patent
 litigation (Note 5)....    135,000      479,000                                             479,000
Issuance of common stock
 warrants (Note 9)......                             32,000                                   32,000
Exercise of common stock
 warrants (Note 9)......     19,000       86,000                                              86,000
Cumulative translation
 adjustment.............                                        (169,000)                   (169,000)
Accretion of mandatorily
 redeemable common
 stock..................                                                      (131,000)     (131,000)
Net loss................                                                   (18,518,000)  (18,518,000)
                          ---------  ----------- ----------  -----------  ------------  ------------
Balance, December 31,
 2000...................  8,752,000  $40,164,000 $1,035,000  $(1,085,000) $(32,117,000) $  7,997,000
                          =========  =========== ==========  ===========  ============  ============

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

 Investments in Debt and Equity Securities

   The Company determines the appropriate classification of its U.S. Government and debt securities at the time of acquisition and reevaluates such designation as of each balance sheet date. The Company has recorded these investments at fair market value and it has designated them as available for sale. There were no significant unrealized gains or losses related to these securities as of December 31, 1999.

 Patents and Licenses

   Patents and licenses are recorded at cost and are amortized ratably over the life of the respective patents or licenses.

 Long-Lived Assets

   The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset, and the asset is written down to its fair value based on its discounted cash flows. Impairment losses related to long-lived assets recognized during 2000 totalled $3,985,000 (Notes 3, 4 and 6).

                             SYNBIOTICS CORPORATION

 Fair Value of Financial Instruments

   The carrying amounts for cash and cash equivalents at December 31, 2000 and 1999 approximate their fair values. The carrying amount of the debt approximates fair value at December 31, 2000 and 1999 as the variable interest rate on the debt approximates current market rates of interest.

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

 Revenue Recognition

   Revenue from products is recognized when title and risk of loss transfers to the customer. License fee revenue is recognized ratably over the license term when the Company has a further performance obligation to the licensee. In the event that the Company has no further performance obligation to the licensee, license fee revenue is recognized upon receipt. Amounts charged to customers for shipping and handling are included in net sales.

 Advertising Costs

   The Company recognizes the production costs of advertising at the time such charges are incurred. Advertising expense totalled $1,019,000, $775,000 and $605,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed as net income less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 11).

                             SYNBIOTICS CORPORATION

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

 Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company reports in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities.

 Segment Reporting

   Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company operates in one segment.

 Reclassifications

   Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 1999 and 1998 to conform with the presentation used as of and for the year ended December 31, 2000.

NOTE 2--GOING CONCERN:

   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during 2000, 1999 and 1998 the Company incurred net losses of $18,518,000 $1,566,000 and $1,911,000, respectively, and had a working capital deficiency of $5,345,000 and an accumulated deficit of $32,117,000 as of December 31, 2000.

   As of December 31, 2000, the Company was not in compliance with certain financial covenants contained in its debt agreement (Note 7), and has not obtained a waiver from the bank. Accordingly, the Company has classified all of the outstanding principal of its bank debt, which is due in March 2002, as a current liability as of December 31, 2000. In addition, the Company has a $1,000,000 payment due in April 2001 to Kirkegaard & Perry Laboratories, Inc. ("KPL") in conjunction with the April 2000 acquisition of the Company's poultry diagnostic product line (Note 3). The Company believes that its cash flow from operations will be insufficient to meet these obligations without obtaining additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial

                             SYNBIOTICS CORPORATION
statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company is currently exploring additional sources of capital, which include the possible sale of its animal health business, a merger or acquisition, debt restructuring and/or the sale of additional equity. However, no assurance can be given that the Company will be successful in these efforts.

NOTE 3--ACQUISITIONS:

   On April 21, 2000, the Company acquired the poultry diagnostic product line from KPL. The consideration paid was $3,500,000 in cash upon closing, and an additional $1,000,000 due upon the earlier of the transfer of manufacturing or one year from the date of closing. In addition, the Company will be required to pay up to $1,500,000, during the three years from closing, based upon sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,987,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The $1,000,000 manufacturing transfer liability portion of the purchase price is considered a non-cash investing activity for purposes of the statement of cash flows.

   On March 6, 1998, the Company acquired by merger Prisma Acquisition Corp. ("Prisma"), a privately-held company located in Rome, NY, which develops, manufactures and markets instruments and reagents used by veterinarians to measure blood chemistry information at the point-of-care. The consideration paid to the stockholders of Prisma was a $1,000,000 convertible note (Note 7), 458,000 newly issued, unregistered shares of the Company's common stock valued at $1,490,000 (based on the average closing price of Synbiotics' common stock for the thirty trading days prior to March 6, 1998, which was $3.25) and the issuance of options to purchase 157,000 shares of the Company's common stock for $.0016 per share in replacement of Prisma's outstanding stock options. The 157,000 stock options were valued at $609,000 using the Black-Scholes option pricing model.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $2,848,000 which is being amortized over an estimated useful life of 15 years utilizing the straight-line method. The convertible debt, common stock and common stock option portion of the of the purchase price and liabilities assumed totalling $3,632,000 is considered a non-cash financing activity for purposes of the statement of cash flows. In December 2000, as a result of continuing losses, the Company recorded an impairment loss totalling $2,999,000 representing $2,341,000 of unamortized goodwill and $658,000 of equipment. The Company is planning to dispose of this line of business in the next 12 months.

                             SYNBIOTICS CORPORATION

   The Company's statement of operations includes the results of operations of KPL for the period April 21, 2000 to December 31, 2000, and the results of operations of Prisma for the period March 6, 1998 to December 31, 1998 and for the years ended December 31, 2000 and 1999. The following are unaudited pro forma results of operations as if the KPL transaction had been consummated on January 1, 1999 and as if the Prisma transaction had been consummated on January 1, 1998:

                                             Year Ended December 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------  -----------  -----------
                                       (unaudited)   (unaudited)  (unaudited)
   Revenues:
     As Reported...................... $ 31,329,000  $30,696,000  $31,534,000
                                       ============  ===========  ===========
     Pro forma........................ $ 32,113,000  $33,274,000  $31,601,000
                                       ============  ===========  ===========
   Loss before extraordinary item:
     As Reported...................... $(17,920,000) $(1,694,000) $(1,911,000)
                                       ============  ===========  ===========
     Pro forma........................ $(17,717,000) $(1,028,000) $(1,997,000)
                                       ============  ===========  ===========
   Net loss:
     As reported...................... $(18,518,000) $(1,566,000) $(1,911,000)
                                       ============  ===========  ===========
     Pro forma........................ $(18,315,000) $  (900,000) $(1,997,000)
                                       ============  ===========  ===========
   Basic and diluted net loss per
    share:
     As reported...................... $      (2.00) $     (0.19) $     (0.23)
                                       ============  ===========  ===========
     Pro forma........................ $      (1.98) $     (0.11) $     (0.23)
                                       ============  ===========  ===========

NOTE 4--INVESTMENT IN W3 HELD FOR SALE:

   On January 12, 2000, the Company acquired W3COMMERCE LLC, now W3COMMERCE inc. ("W3"), a privately-held e-commerce and Internet solutions company based in San Diego, CA. The consideration paid was $2,913,000, which consisted of $100,000 in cash and a 5 year, $2,813,000 note payable, which bore interest at 6.21% and was convertible into 1,000,000 shares of the Company's common stock beginning January 12, 2002. Upon conversion, any accrued interest was to be subsumed. The former members of W3 were entitled to receive up to an additional 800,000 shares of the Company's common stock if certain per share stock price targets for the Company's common stock were reached prior to January 12, 2003.

   The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,064,000 and was being amortized over an estimated useful life of 10 years utilizing the straight-line method. The convertible debt portion of the purchase price and liabilities assumed totalling $2,893,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

   During 2000, W3 incurred a loss from operations totalling $1,054,000 which is included in selling and marketing expenses in the statement of operations.

   On December 31, 2000, the Company agreed to sell 84% of the outstanding common stock of W3 back to the original owners of W3 (the "Buyers"), and the transaction was completed on January 1, 2001. In exchange for the Buyers rescinding the $2,813,000 convertible note payable, the Company: 1) contributed $1,931,000 to the capital of W3, representing all of the Company's outstanding cash advances to W3 as of December 31, 2000, net of the cash on hand held by W3 as of December 31, 2000; 2) transferred 840 shares of common stock of W3, representing 84% of the common stock interests, to the Buyers; and 3) issued to the Buyers

                             SYNBIOTICS CORPORATION

250,000 unregistered shares of the Company's common stock totalling $109,000 (valued at $0.4375 per share). In addition, the contingent rights for an additional 800,000 shares of the Company's common stock were cancelled.

   In December 2000, the Company recorded an impairment loss of $986,000, including the write-off of the remaining 16% investment in W3 as the Company estimates its fair value is zero. As of December 31, 2000 the Company's investment in W3 was valued at $2,713,000, representing the net consideration to be received from the Buyers, and is shown as investment held for sale on the balance sheet.

NOTE 5--PATENT LITIGATION SETTLEMENT:

   In September 1997, Barnes-Jewish Hospital of St. Louis (the "Hospital") filed a lawsuit against the Company claiming that the Company infringed a patent owned by the Hospital which covers the Company's canine heartworm diagnostic products. On July 28, 1998, the Company entered into a settlement agreement with the Hospital calling for the Company to pay the Hospital or its affiliates $1,600,000 in cash, 333,000 shares of the Company's common stock, and undisclosed future payments and royalties. The Company recorded a pre-tax charge of approximately $3,922,000 and reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses. The common stock portion of the settlement of $1,000,000 is considered a non-cash financing activity for purposes of the statement of cash flows.

   In January 2000, the Company issued an additional 135,000 shares of common stock to the Hospital upon the resolution of a contingency contained in the settlement agreement. The Company recorded a pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock, which is considered a non-cash financing activity for purposes of the statement of cash flows for the year ending December 31, 2000.

NOTE 6--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                              December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------- ----------
   Inventories:
     Raw materials.....................................  $ 2,293,000 $2,320,000
     Work in process...................................      409,000    589,000
     Finished goods....................................    2,571,000  2,269,000
                                                         ----------- ----------
                                                         $ 5,273,000 $5,178,000
                                                         =========== ==========

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Property and equipment:
     Laboratory equipment............................  $ 1,830,000  $ 1,868,000
     Leasehold improvements..........................      381,000      309,000
     Office and computer equipment...................    1,183,000      698,000
     Construction in progress........................        6,000       13,000
                                                       -----------  -----------
                                                         3,400,000    2,888,000
     Less accumulated depreciation and amortization..   (1,417,000)  (1,144,000)
                                                       -----------  -----------
                                                       $ 1,983,000  $ 1,744,000
                                                       ===========  ===========

                             SYNBIOTICS CORPORATION

   Depreciation expense was $531,000, $465,000 and $364,000 during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, in December 2000 the Company recorded a $658,000 impairment loss related to the equipment utilized in its instrument manufacturing facility in Rome, NY (Note 3).

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Other assets:
     Patents, net......................................... $2,969,000 $3,110,000
     Licenses, net........................................    422,000    805,000
     Other................................................    174,000    276,000
                                                           ---------- ----------
                                                           $3,565,000 $4,191,000
                                                           ========== ==========

   Accumulated amortization of patents, licenses and goodwill was $5,869,000, and $4,491,000 at December 31, 2000 and 1999, respectively.

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Accounts payable and accrued expenses:
     Accounts payable.................................... $3,413,000 $2,661,000
     Accrued vacation....................................    420,000    460,000
     Accrued compensation................................    494,000    137,000
     Accrued royalties...................................    854,000    484,000
     Accrued patent litigation settlement................               479,000
     Accrued professional fees...........................    183,000    218,000
     Other...............................................    932,000  1,482,000
                                                          ---------- ----------
                                                          $6,296,000 $5,921,000
                                                          ========== ==========

NOTE 7--NOTE PAYABLE AND LONG-TERM DEBT:

   In April 2000, the Company refinanced its outstanding Banque Paribas debt with Imperial Bank ("Imperial"). The new Imperial debt agreement included a $6,000,000 term loan and a $4,000,000 revolving line of credit.

   The term loan was due in April 2005, bore interest at the rate of prime plus 0.50%, was payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all the Company's assets. The line of credit, of which the Company had drawn the entire $4,000,000, bore interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in March 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

   Imperial requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay dividends and make loans, capital expenditures or investments without Imperial's consent. As of June 30, 2000 and September 30, 2000, the Company was not in compliance with certain Imperial financial covenants, and obtained waivers from Imperial. In exchange for the waivers, the Company: 1) paid Imperial waiver fees totalling $70,000 and 2) made a one time principal payment on its term loan of $500,000. In November 2000 the Company amended the Imperial agreement to: 1) convert $1,500,000 from the line of credit to the term loan;
2) reduce the line of credit to a maximum of $2,500,000, subject to a

                             SYNBIOTICS CORPORATION
borrowing base calculation; 3) change the due date of the term debt to March 29, 2002; 4) revise the calculation of certain financial ratios and the required levels of tangible net worth and 5) increase the interest rate on both the term debt and the line of credit to prime plus 1.50% to 2.50% (dependent upon the Company's ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization), which was effectively 12.00% at December 31, 2000. As of December 31, 2000, the Company had $2,232,000 outstanding under the line of credit.

   As of December 31, 2000, the Company was not in compliance with certain Imperial financial covenants and had not obtained a waiver from Imperial. Accordingly, all of outstanding principal under both the term loan and the line of credit have been classified as a current liability on the balance sheet at December 31, 2000.

   In addition to amending the Imperial agreement, the Company also agreed to issue to Imperial warrants to purchase 250,000 unregistered shares of the Company's common stock at $2.00 per share (Note 9).

   The Company recorded an extraordinary loss on early extinguishment of debt of $598,000, net of income tax benefit of $339,000, in the second quarter of 2000, which represents the write-off of the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

   In conjunction with the acquisition of Prisma (Note 3), the Company issued a $1,000,000 convertible note which was due March 5, 1999. In February 1999, the Company repaid the note prior to its original due date for $800,000 and recognized an extraordinary gain of $128,000, net of $72,000 of income tax.

   Scheduled principal payments during the next five years are as follows:
2001--$1,200,000 and 2002--$7,232,000, respectively. Interest paid during 2000,
1999 and 1998 totalled $1,119,000, $710,000 and $880,000, respectively.

NOTE 8--MANDATORILY REDEEMABLE COMMON STOCK:

   The 621,000 shares issued in conjunction with the 1997 acquisition of SBIO-E are subject to certain registration rights as well as put and call provisions. The put option, which cannot be exercised as long as the Company has senior debt outstanding, gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the Company the right to acquire, at any time, all or any portion of the shares then owned by Merial at a per share price of the greater of the average closing sale price of the Company's common stock for the 30 day period prior to the call or $5. Should the Company exercise its call option prior to July 9, 2001 at a call option price greater than $5 per share, the agreement requires the difference between the per share call option price and $5 to be shared by the Company and Merial on a sliding scale basis. In addition, should Merial sell all or any portion of the shares to a third party prior to July 9, 2001 at a price greater than $5 per share, the agreement requires the difference between the per share sales price and $5 to be shared by the Company and Merial on a sliding scale basis. The Company has classified the shares on the balance sheet as mandatorily redeemable and is accreting the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.

NOTE 9--SHAREHOLDERS' EQUITY:

   In March and June 1999, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 47,000 shares and 5,000 shares of common stock, respectively. The stock vested quarterly over two years beginning January 1, 1999. The Company recognized compensation expense, as the shares vested, at the rate of $4.25 and $3.75 per share (based upon the closing price of the stock on the date of grant), respectively. In February 1998, the Company issued to its employees, under the 1995 Stock Option/Stock

                            SYNBIOTICS CORPORATION

Issuance Plan, 25,000 shares of common stock. The stock vested quarterly over two years beginning January 1, 1998. The Company recognized compensation expense, as the shares vested, at the rate of $3.19 per share (based upon the closing price of the stock on the date of grant). Compensation expense related to these shares totalled $100,000, $140,000 and $40,000 during 2000, 1999 and 1998, respectively.

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

   In September 1998, the Company created the Series A Junior Participating Preferred Stock (the "Series A Preferred") consisting of 200,000 shares. Each share of Series A Preferred is entitled to 1,000 votes. Each Series A Preferred share is entitled to dividends, payable in cash quarterly, in an amount equal to 1,000 times the aggregate per share amount of dividends declared on the common stock. In the event that no common stock dividends are declared, each share of Series A Preferred is entitled to $.001 per share. The Series A Preferred is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends; provided, however, that each Series A Preferred share is entitled to receive an aggregate amount per share equal to 10,000 times the aggregate amount per share distributed to the holders of common stock. In the event of a consolidation, merger, combination, etc., each share of Series A Preferred shall be exchanged into 1,000 times the aggregate per share consideration of the common stock.

   There were no shares of Series A Preferred issued and outstanding as of December 31, 2000 and 1999.

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

                             SYNBIOTICS CORPORATION

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

 Stock Warrants

   In conjunction with the November 2000 amendment to the Imperial debt agreement (Note 7) , the Company issued to Imperial a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is exercisable at any time through November 30, 2007. The Company has valued the warrant at $32,000 using the Black-Scholes option pricing model, which is considered a non-cash financing activity for purposes of the statement of cash flows.

   In conjunction with the 1997 acquisition of SBIO-E , the Company issued to Banque Paribas a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model.

   In conjunction with the 1996 acquisition of International Canine Genetics, Inc. ("ICG"), the Company assumed all of the outstanding ICG stock warrants, which expired March 24, 2000, after giving effect to the exchange ratio inherent in the transaction. As a result, 284,000 shares of the Company's common stock were reserved for issuance with an exercise price of $4.54 per share. In March 2000, 19,000 shares of the Company's common stock were issued upon exercise of the warrants, and the remaining unexercised warrants, representing 265,000 shares of the Company's common stock, expired.

 Stock Option Plans

   The Company recognizes compensation expense related to its stock option plans using the intrinsic value method. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                             Year Ended December 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------  -----------  -----------
   Net loss:
     As reported...................... $(18,518,000) $(1,566,000) $(1,911,000)
                                       ============  ===========  ===========
     Pro forma........................ $(18,751,000) $(1,843,000) $(2,100,000)
                                       ============  ===========  ===========
   Basic and diluted net loss per
    share:
     As reported...................... $      (2.00) $     (0.19) $     (0.23)
                                       ============  ===========  ===========
     Pro forma........................ $      (2.01) $     (0.20) $     (0.24)
                                       ============  ===========  ===========

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

                             SYNBIOTICS CORPORATION

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

   The following is a summary of the stock option plan's activity:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                             Shares      Price
                                                            ---------  ---------
   Outstanding at December 31, 1997........................ 1,554,000    $3.67
   Granted.................................................   366,000    $3.08
   Exercised...............................................    (4,000)   $2.57
   Forfeited...............................................   (32,000)   $3.57
                                                            ---------
   Outstanding at December 31, 1998........................ 1,884,000    $3.56
   Granted.................................................   281,000    $3.86
   Exercised...............................................  (128,000)   $3.11
   Forfeited...............................................  (362,000)   $3.79
                                                            ---------
   Outstanding at December 31, 1999........................ 1,675,000    $3.59
   Granted.................................................   346,000    $3.06
   Exercised...............................................   (23,000)   $2.94
   Forfeited...............................................   (78,000)   $3.65
                                                            ---------
   Outstanding at December 31, 2000........................ 1,920,000    $3.50
                                                            =========

   Options to purchase an aggregate of 1,393,000 shares and 1,063,000 shares were exercisable under the 1995 Plan as of December 31, 2000 and 1999, respectively. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 2000, 1999 and 1998 was $1.20 per share, $1.62 per share and $1.22 per share, respectively. There was no compensation expense during 2000 and 1999, and the Company recognized compensation expense of $36,000 during the year ended December 31, 1998.

   The following is a summary of stock options outstanding at December 31, 2000:

                         Options Outstanding             Options Exercisable
                  -------------------------------------  ----------------------
                               Weighted-
                                Average      Weighted-               Weighted-
                               Remaining      Average                 Average
     Exercise                 Contractual    Exercise                Exercise
   Price Range     Number     Life (Years)     Price      Number       Price
   ------------   ---------   -----------    ---------   ---------   ---------
   $1.63--$2.54     196,000       6.5          $2.43       102,000     $2.43
   $2.55--$3.81     855,000       6.3          $3.21       638,000     $3.24
   $3.82--$5.63     869,000       5.5          $4.03       653,000     $4.03
                  ---------                              ---------
   $1.63--$5.63   1,920,000       6.0          $3.50     1,393,000     $3.55
                  =========                              =========

   For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 65.5%, 54.3% and 54.8%; risk-free interest rates of 6.2%, 5.5% and 5.1%; and expected lives of 3.1 years, 3.1 years and 2.7 years.

                             SYNBIOTICS CORPORATION

   In conjunction with the acquisition of Prisma (Note 3), the Company assumed all of the outstanding Prisma stock options (the "1998 Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 157,000 shares of the Company's common stock were reserved for issuance with an exercise price of $.0016 per share. As of December 31, 2000, there were options to purchase 1,000 shares outstanding and exercisable under the 1998 Plan with a weighted-average exercise price of $.0016 per share and a weighted-average remaining contractual life of 4.8 years. No compensation expense was recognized by the Company related to the 1998 Plan during the years ended December 31, 2000, 1999 and 1998.

   In conjunction with the acquisition of ICG, the Company assumed all of the outstanding ICG stock options (the "ICG Plan"), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company's common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 2000, there were options to purchase 44,000 shares outstanding and exercisable under the ICG Plan with a weighted-average exercise price of $9.74 per share and a weighted-average remaining contractual life of 1.7 years. No compensation expense was recognized by the Company related to the ICG Plan during the years ended December 31, 2000, 1999 and 1998.

   During 2000, 1999 and 1998, respectively, $9,000, $682,000 and $3,000 of accrued stock compensation expense was transferred to common stock upon the exercise of stock options, and is considered a non-cash financing activity for purposes of the statement of cash flows.

NOTE 10--INCOME TAXES:

   The Company recorded a net provision for (benefit from) income taxes for the years ended December 31, 2000, 1999 and 1998 as follows:

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000       1999        1998
                                            ----------  ---------  -----------
   Current income tax expense:
     State................................. $   14,000  $   5,000  $    62,000
     Foreign...............................                 6,000        7,000
                                            ----------  ---------  -----------
                                                14,000     11,000       69,000
                                            ==========  =========  ===========
   Deferred income tax expense (benefit):
     Federal...............................  7,933,000   (418,000)  (1,149,000)
     State.................................    947,000    (26,000)    (322,000)
     Foreign...............................   (103,000)    21,000      (20,000)
                                            ----------  ---------  -----------
                                             8,777,000   (423,000)  (1,491,000)
                                            ----------  ---------  -----------
   Net income tax expense (benefit)........ $8,791,000  $(412,000) $(1,422,000)
                                            ==========  =========  ===========

                             SYNBIOTICS CORPORATION

   Federal and state deferred tax assets comprise the following:

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
   Federal:
     Net operating loss carryforwards.................. $ 5,932,000  $4,961,000
     Tax credit carryforwards..........................     725,000     813,000
     Patent litigation settlement......................     699,000     828,000
     Deferred revenue..................................     329,000     412,000
     Equity losses of investee.........................     334,000     313,000
     Accrued compensation..............................     109,000      61,000
     Other reserves and accruals.......................     634,000     315,000
                                                        -----------  ----------
                                                          8,762,000   7,703,000
     Less valuation allowance..........................  (8,762,000)    (89,000)
                                                        -----------  ----------
                                                        $            $7,614,000
                                                        ===========  ==========
   State:
     Net operating loss carryforwards.................. $    88,000  $   47,000
     Tax credit carryforwards..........................     170,000     258,000
     Patent litigation settlement......................     120,000     215,000
     Deferred revenue..................................      57,000     107,000
     Equity losses of investee.........................     103,000     150,000
     Accrued compensation..............................      19,000      16,000
     Other reserves and accruals.......................     142,000     133,000
                                                        -----------  ----------
                                                            699,000     926,000
     Less valuation allowance..........................    (699,000)
                                                        -----------  ----------
                                                        $            $  926,000
                                                        ===========  ==========

   As of December 31, 2000 and 1999, the Company had foreign deferred tax assets of $122,000 and $20,000, respectively.

   The valuation allowance for Federal deferred tax assets at December 31, 2000 is due to management's determination that, as a result of the Company's liquidity concerns, continuing net losses and alternative strategies for the business, it is more likely than not that the deferred tax assets will not be realized in the future.

                            SYNBIOTICS CORPORATION

   A reconciliation of the provision (benefit from) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                Year Ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           -----------  ---------  -----------
   Amounts computed at statutory Federal
    rate.................................. $(3,104,000) $(716,000) $(1,133,000)
   State income taxes.....................      52,000    (21,000)    (226,000)
   Foreign income taxes...................     112,000    148,000      (13,000)
   Income (deductions) for financial
    reporting purposes for which there is
    no current tax (benefit) provision....   2,257,000     35,000      (72,000)
   Expiration of Federal general business
    tax credits...........................      88,000     53,000
   Expiration of state net operating loss
    carryforwards.........................      14,000
   Expiration of state general business
    tax credits...........................                              22,000
   Increase in valuation allowance........   9,372,000     89,000
                                           -----------  ---------  -----------
                                           $ 8,791,000  $(412,000) $(1,422,000)
                                           ===========  =========  ===========

   The Company has available Federal net operating loss carryforwards at December 31, 2000 of approximately $17,447,000, which expire from 2003 to 2020. Available state net operating loss carryforwards at December 31, 2000 total approximately $1,501,000, which expire from 2003 to 2005. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 2000 aggregate approximately $985,000 and expire from 2001 to 2007.

NOTE 11--LOSS PER SHARE:

   The following is a reconciliation of net loss and share amounts used in the computations of loss per share:

                                               Year Ended December 31,
                                         --------------------------------------
                                             2000         1999         1998
                                         ------------  -----------  -----------
Basic and diluted net loss used:
  Loss before extraordinary item........ $(17,920,000) $(1,694,000) $(1,911,000)
  Less accretion of mandatorily
   redeemable common stock..............     (131,000)    (126,000)    (111,000)
                                         ------------  -----------  -----------
  Loss before extraordinary item used in
   computing basic loss before
   extraordinary item per share.........  (18,051,000)  (1,820,000)  (2,022,000)
  Early extinguishment of debt, net of
   tax..................................     (598,000)     128,000
                                         ------------  -----------  -----------
    Net loss used in computing basic and
     diluted net loss per share......... $(18,649,000) $(1,692,000) $(2,022,000)
                                         ============  ===========  ===========
Shares used:
  Weighted average common shares
   outstanding used in computing basic
   and diluted loss per share...........    9,336,000    9,079,000    8,679,000
                                         ============  ===========  ===========

   Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,310,000, 309,000 and 694,000 shares have been excluded from the shares used in computing diluted net loss per share for the years ended December 31, 2000, 1999 and 1998, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 284,000 shares of common stock at $4.54 per share have been

                             SYNBIOTICS CORPORATION
excluded from the shares used in computing diluted net loss per share for the years December 31, 1999 and 1998 as their exercise price is higher than the weighted average market price for those periods, and in addition their effect is anti-dilutive for the years ended December 31, 1999 and 1998.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

   The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 2000 are as follows:

       2001.......................................................... $1,096,000
       2002..........................................................    791,000
       2003..........................................................    574,000
       2004..........................................................    582,000
       2005..........................................................    591,000
       Thereafter....................................................  2,930,000
                                                                      ----------
                                                                      $6,564,000
                                                                      ==========

   Total rent expense under noncancelable operating leases was $1,438,000, $1,150,000 and $542,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

   SE Technologies, Inc. ("SE") has filed a lawsuit against the Company claiming a breach of a consulting contract related to the 1999 implementation of the Company's enterprise resource planning system. The Company denies SE's allegations and plans to vigorously defend itself against the allegations.

NOTE 13--SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

   The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

   The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Diagnostics.............................. $23,511,000 $23,091,000 $23,778,000
   Vaccines.................................   4,968,000   6,013,000   7,106,000
   Instruments..............................   2,594,000   1,333,000     333,000
   Other revenues...........................     256,000     259,000     317,000
                                             ----------- ----------- -----------
                                             $31,329,000 $30,696,000 $31,534,000
                                             =========== =========== ===========

                             SYNBIOTICS CORPORATION

   The following are revenues and long-lived assets information by geographic area:

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2000        1999        1998
                                            ----------- ----------- -----------
Revenues:
  United States............................ $21,511,000 $21,796,000 $21,360,000
  France...................................   4,466,000   4,518,000   4,961,000
  Other foreign countries..................   5,352,000   4,382,000   5,213,000
                                            ----------- ----------- -----------
                                            $31,329,000 $30,696,000 $31,534,000
                                            =========== =========== ===========

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
   Long-lived assets:
     United States..................................... $12,921,000 $12,079,000
     France............................................   5,337,000   6,440,000
                                                        ----------- -----------
                                                        $18,258,000 $18,519,000
                                                        =========== ===========

   There were no sales to any one customer that totalled 10% or more of total revenues during the years ended December 31, 2000 and 1999. During the year ended December 31, 1998, sales to two customers totalled $10,201,000.

NOTE 14--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   Selected quarterly financial data for 2000 and 1999 is as follows:

                                  1st
                                Quarter    2nd Quarter  3rd Quarter  4th Quarter
                               ----------  -----------  -----------  ------------
Net sales...............  2000 $9,158,000  $ 8,646,000  $ 7,451,000  $  5,818,000
                          1999  9,390,000    8,336,000    6,016,000     6,695,000
Gross profit............  2000  4,225,000    5,023,000    3,670,000     1,153,000
                          1999  5,310,000    4,927,000    2,083,000     2,423,000
Income (loss) before
 extraordinary item.....  2000   (834,000)    (791,000)    (808,000)  (15,487,000)
                          1999    590,000      473,000   (1,299,000)   (1,458,000)
Basic and diluted income
 (loss) before
 extraordinary item per
 share..................  2000      (0.09)       (0.09)       (0.09)        (1.66)
                          1999       0.06         0.05        (0.15)        (0.16)
Net income (loss).......  2000   (834,000)  (1,374,000)    (808,000)  (15,502,000)
                          1999    706,000      473,000   (1,299,000)   (1,446,000)
Basic and diluted net
 income (loss) per
 share..................  2000      (0.09)       (0.15)       (0.09)        (1.67)
                          1999       0.07         0.05        (0.15)        (0.16)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under Part III, Items 10, 11, 12 and 13, has been omitted from this report since we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A containing such information, which information is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) List of documents filed as a part of this report:

     1. Financial Statements

     Reference is made to the Index to Financial Statements under Item 8 in
  Part II hereof where these documents are listed.

     2. Financial Statement Schedules

     Reference is made to the Index to Financial Statements under Item 8 in
  Part II hereof where these documents are listed. All schedules not listed in the Index to Financial Statements under item 8 in Part II are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

   (b) Reports on Form 8-K

   None.

   (c) Exhibit Index

   Exhibits marked with an asterisk have not been included with this Annual Report on Form 10-K, but instead have been incorporated by reference to other documents filed by us with the Securities and Exchange Commission. We will furnish a copy of any one or more of these exhibits to any shareholder who so requests.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 2.8*    Exchange Agreement between the         Incorporated herein by reference to
         Registrant and the Individual Members  Exhibit 2.8 to the Registrant's
         of W3COMMERCE LLC, dated January 12,   Quarterly Report on Form 10-Q for the
         2000.                                  quarter ended March 31, 2000.

 2.9*    Asset Purchase Agreement by and        Incorporated herein by reference to
         between the Registrant and Kirkegaard  Exhibit 2.8 to the Registrant's
         & Perry Laboratories, Inc., dated      Quarterly Report on Form 10-Q for the
         April 18, 2000.                        quarter ended September 30, 2000.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 2.10*   Stock Purchase Agreement Among the     Incorporated herein by reference to
         Registrant, W3COMMERCE inc., and Colin Exhibit 2.10 to the Registrant's
         Lucas-Mudd, Donna Lucas-Mudd, Edward   Current Report on Form 8-K dated
         Brunel-Cohen, Regan Carey, Mark        December 31, 2000.
         Brunel-Cohen, Tim Mudd, Steven Usrey,
         Drew Keen and Kimberley Lind, dated as
         of December 31, 2000.

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

 4.4*    Credit Agreement by and between the    Incorporated herein by reference to
         Registrant and Imperial Bank, dated    Exhibit 4.4 to the Registrant's
         April 12, 2000.                        Quarterly Report on Form 10-Q for the
                                                quarter ended June 30, 2000.

 4.4.1*  First Amendment to Credit Agreement by Incorporated herein by reference to
         and between the Registrant and         Exhibit 4.4.1 to the Registrant's
         Imperial Bank, dated April 18, 2000.   Quarterly Report on Form 10-Q for the
                                                quarter ended June 30, 2000.

 4.4.2   Second Amendment to Credit Agreement   Filed herewith.
         by and between the Registrant and
         Imperial Bank, dated November 14,
         2000.

 10.1*   Lease of Premises by Registrant        Incorporated herein by reference to
         located at 11011 Via Frontera, San     Exhibit 10.1 to the Registrant's
         Diego, California, dated November 20,  Quarterly Report on Form 10-Q for the
         1996.                                  quarter ended September 30, 2000.

 Exhibit                  Title                             Method of Filing
 -------                  -----                             ----------------
 10.1.1*  First Amendment to Lease of Premises   Incorporated herein by reference to
          by Registrant located at 11011 Via     Exhibit 10.1.1 to the Registrant's
          Frontera, San Diego, California.       Quarterly Report on Form 10-Q for the
                                                 quarter ended September 30, 2000.

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

 10.70*   Non-Competition Agreement between the  Incorporated herein by reference to
          Registrant and Colin Lucas-Mudd, dated Exhibit 10.70 to the Registrant's
          January 12, 2000.                      Quarterly Report on Form 10-Q for the
                                                 quarter ended March 31, 2000.

 10.71*+  Employment Agreement between           Incorporated herein by reference to
          W3COMMERCE LLC and Colin Lucas-Mudd,   Exhibit 10.71 to the Registrant's
          dated January 12, 2000.                Quarterly Report on Form 10-Q for the
                                                 quarter ended March 31, 2000.

 10.72*   Convertible Promissory Note from the   Incorporated herein by reference to
          Registrant to Colin Lucas-Mudd, dated  Exhibit 10.72 to the Registrant's
          January 12, 2000.                      Quarterly Report on Form 10-Q for the
                                                 quarter ended March 31, 2000.

 10.73*   Convertible Promissory Note from the   Incorporated herein by reference to
          Registrant to Rigdon Currie, dated     Exhibit 10.73 to the Registrant's
          January 12, 2000.                      Quarterly Report on Form 10-Q for the
                                                 quarter ended March 31, 2000.

 10.74*   Secured Promissory Note from the       Incorporated herein by reference to
          Registrant to Kirkegaard & Perry       Exhibit 10.74 to the Registrant's
          Laboratories, Inc., dated April 18,    Quarterly Report on Form 10-Q for the
          2000.                                  quarter ended September 30, 2000.

 10.74.1* Security Agreement by and between the  Incorporated herein by reference to
          Registrant and Kirkegaard & Perry      Exhibit 10.74.1 to the Registrant's
          Laboratories, Inc., dated April 18,    Quarterly Report on Form 10-Q for the
          2000.                                  quarter ended September 30, 2000.

 10.74.2* Intercreditor Agreement by and among   Incorporated herein by reference to
          the Registrant, Imperial Bank and      Exhibit 10.74.2 to the Registrant's
          Kirkegaard & Perry Laboratories, Inc., Quarterly Report on Form 10-Q for the
          dated April 18, 2000.                  quarter ended September 30, 2000.

 10.75    Warrant Agreement between the          Filed herewith.
          Registrant and Imperial Bank, dated as
          of December 1, 2000.

 Exhibit                 Title                             Method of Filing
 -------                 -----                             ----------------
 21      List of Subsidiaries.                  Filed herewith.

 23      Consent of Independent Accountants.    Filed herewith.

- --------
*Incorporated by reference.

+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2001                     Synbiotics Corporation

                                                /s/ Michael K. Green
                                          By __________________________________
                                                    Michael K. Green
                                                  Senior Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                  Date
              ---------                            -----                  ----
        /s/ Kenneth M. Cohen           Chief Executive Officer,      March 31, 2001
______________________________________  President and Director
           Kenneth M. Cohen             (Principal Executive
                                        Officer)
        /s/ Michael K. Green           Chief Financial Officer       March 31, 2001
______________________________________  (Principal Financial
           Michael K. Green             Officer)
        /s/ Keith A. Butler            Corporate Controller          March 31, 2001
______________________________________  (Principal Accounting
           Keith A. Butler              Officer)
          /s/ Patrick Owen             Director                      March 31, 2001
______________________________________
             Patrick Owen
         /s/ Rigdon Currie             Director                      March 31, 2001
______________________________________
            Rigdon Currie
       /s/ James C. DeCesare           Director                      March 31, 2001
______________________________________
          James C. DeCesare
        /s/ Joseph Klein III           Director                      March 31, 2001
______________________________________
           Joseph Klein III
       /s/ Donald E. Phillips          Director                      March 31, 2001
______________________________________
          Donald E. Phillips

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                                     UNDER
                        SECURITIES EXCHANGE ACT OF 1934

                             SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

 Exhibit No. Exhibit
 ----------- -------
 2.8*        Exchange Agreement between the Registrant and the Individual
             Members of W3COMMERCE LLC, dated January 12, 2000.

 2.9* Asset Purchase Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

 2.10* Stock Purchase Agreement Among the Registrant, W3COMMERCE inc., and Colin Lucas-Mudd, Donna Lucas-Mudd, Edward Brunel-Cohen, Regan
             Carey, Mark Brunel-Cohen, Tim Mudd, Steven Usrey, Drew Keen and
             Kimberley Lind, dated as of December 31, 2000.

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

 4.4* Credit Agreement by and between the Registrant and Imperial Bank, dated April 12, 2000.

 4.4.1* First Amendment to Credit Agreement by and between the Registrant and Imperial Bank, dated April 18, 2000.

 4.4.2 Second Amendment to Credit Agreement by and between the Registrant and Imperial Bank, dated November 14, 2000.

 10.1*       Lease of Premises by Registrant located at 11011 Via Frontera, San
             Diego, California, dated November 20, 1996.

 10.1.1*     First Amendment to Lease of Premises by Registrant located at
             11011 Via Frontera, San Diego, California.

 10.2*+ Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.

 10.7*+ Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.

 10.9*+      Employment Contract between Synbiotics Europe, SAS and Francois
             Guillemin, dated as of July 22, 1999.

 10.70*      Non-Competition Agreement between the Registrant and Colin Lucas-
             Mudd, dated January 12, 2000.

 10.71*+ Employment Agreement between W3COMMERCE LLC and Colin Lucas-Mudd, dated January 12, 2000.

 10.72*      Convertible Promissory Note from the Registrant to Colin Lucas-
             Mudd, dated January 12, 2000.

 10.73* Convertible Promissory Note from the Registrant to Rigdon Currie, dated January 12, 2000.

 10.74*      Secured Promissory Note from the Registrant to Kirkegaard & Perry
             Laboratories, Inc., dated April 18, 2000.

 10.74.1*    Security Agreement by and between the Registrant and Kirkegaard &
             Perry Laboratories, Inc., dated April 18, 2000.

 10.74.2* Intercreditor Agreement by and among the Registrant, Imperial Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

Exhibit No.  Exhibit
- -----------  -------
10.75        Warrant Agreement between the Registrant and Imperial Bank, dated as of December 1, 2000.

21           List of Subsidiaries.

23           Consent of Independent Accountants.

- --------
*Incorporated by reference.

+Management contract or compensatory plan or arrangement.