Form 10-Q
period 2001-03-31
SYNBIOTICS CORP
filed 2001-05-04
CIK 719483

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               _________________

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


As of May 4, 2001, 9,624,588 shares of Common Stock were outstanding.



================================================================================

                            SYNBIOTICS CORPORATION

                                     INDEX

                                                                                                                Page
                                                                                                                ----
Part I   Item 1.  Financial Statements:

                  Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) -
                    Three months ended March 31, 2001 and 2000                                                    1

                  Condensed Consolidated Balance Sheet -
                    March 31, 2001 and December 31, 2000                                                          2

                  Condensed Consolidated Statement of Cash Flows -
                    Three months ended March 31, 2001 and 2000                                                    3

                  Notes to Condensed Consolidated Financial Statements                                            4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     13

Part II  Item 1.  Legal Proceedings                                                                              14

         Item 2.  Changes in Securities and Use of Proceeds                                                      14

         Item 3.  Defaults Upon Senior Securities                                                                14

         Item 4.  Submission of Matters to a Vote of Security Holders                                            14

         Item 5.  Other Information                                                                              14

         Item 6.  Exhibits and Reports on Form 8-K                                                               15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
------------------------------------------------------------------------------
(unaudited)
-----------

                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                 2001                 2000
                                                              ----------           ---------
Revenues:
     Net sales                                               $  7,962,000         $  9,172,000
     License fees                                                  61,000               61,000
     Royalties                                                      3,000                2,000
                                                             ------------         ------------

                                                                8,026,000            9,235,000
                                                             ------------         ------------

Operating expenses:
     Cost of sales                                              3,208,000            4,979,000
     Research and development                                     507,000              547,000
     Selling and marketing                                      1,564,000            2,507,000
     General and administrative                                 1,597,000            1,726,000
                                                             ------------         ------------

                                                                6,876,000            9,759,000
                                                             ------------         ------------

Income (loss) from operations                                   1,150,000             (524,000)

Other income (expense):
     Interest, net                                               (294,000)            (332,000)
                                                             ------------         ------------

Income (loss) before income taxes                                 856,000             (856,000)

Provision for (benefit from) income taxes                          27,000              (22,000)
                                                             ------------         ------------

Net income (loss)                                                 829,000             (834,000)

Cumulative translation adjustment                                (484,000)            (108,000)
                                                             ------------         ------------

Comprehensive income (loss)                                  $    345,000         $   (942,000)
                                                             ============         ============

Basic and diluted net income (loss) per share                $       0.08         $      (0.09)
                                                             ============         ============


    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Balance Sheet
------------------------------------

                                                                                             March 31,           December 31,
                                                                                               2001                  2000
                                                                                         ----------------      ----------------
                                                                                            (unaudited)            (audited)
Assets
Current assets:
     Cash and equivalents                                                                 $    1,446,000        $      951,000
     Accounts receivable                                                                       4,098,000             3,490,000
     Inventories                                                                               5,750,000             5,273,000
     Other current assets                                                                        865,000               911,000
                                                                                              ----------            ----------

     Total current assets                                                                     12,159,000            10,625,000

Property and equipment, net                                                                    1,877,000             1,983,000
Goodwill                                                                                      12,885,000            13,161,000
Deferred tax assets                                                                              122,000               122,000
Deferred debt issuance costs                                                                      27,000                33,000
Investment in W3 held for sale                                                                                       2,713,000
Other assets                                                                                   3,187,000             3,565,000
                                                                                          --------------        --------------
                                                                                          $   30,257,000        $   32,202,000
                                                                                          ==============        ==============

Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable and accrued expenses                                                $    7,033,000        $    6,296,000
     Current portion of long-term debt                                                         8,132,000             8,432,000
     Deferred revenue                                                                            242,000               242,000
     Other current liabilities                                                                 1,000,000             1,000,000
                                                                                          --------------        --------------

     Total current liabilities                                                                16,407,000            15,970,000
                                                                                          --------------        --------------

Long-term debt                                                                                                       2,813,000
Deferred revenue                                                                                 666,000               727,000
Other liabilities                                                                              1,699,000             1,668,000
                                                                                          --------------        --------------
                                                                                               2,365,000             5,208,000
                                                                                          --------------        --------------
Mandatorily redeemable common stock                                                            3,061,000             3,027,000
                                                                                          --------------        --------------

Non-mandatorily redeemable common stock and other shareholders' equity:
     Common stock, no par value, 24,800,000 share authorized,
        9,003,000 and 8,752,000 shares issued and outstanding at
        March 31, 2001 and December 31, 2000                                                  40,281,000            40,164,000
     Common stock warrants                                                                     1,035,000             1,035,000
     Accumulated other comprehensive loss                                                     (1,570,000)           (1,085,000)
     Accumulated deficit                                                                     (31,322,000)          (32,117,000)
                                                                                          --------------        --------------

     Total non-mandatorily redeemable common stock and other shareholders' equity              8,424,000             7,997,000
                                                                                          --------------        --------------
                                                                                          $   30,257,000        $   32,202,000
                                                                                          ==============        ==============


    See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------

                                                                                                     Three Months Ended March 31,
                                                                                                    ------------------------------
                                                                                                         2001            2000
                                                                                                    ------------       -----------
Cash flows from operating activities:
Net income (loss)                                                                                     $   829,000    $  (834,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                                        684,000        602,000
     Changes in assets and liabilities:
        Accounts receivable                                                                              (726,000)    (1,053,000)
        Inventories                                                                                      (564,000)       (48,000)
        Deferred taxes                                                                                                   (40,000)
        Other assets                                                                                       22,000         57,000
        Accounts payable and accrued expenses                                                             691,000        374,000
        Deferred revenue                                                                                  (61,000)       (60,000)
        Other liabilities                                                                                  33,000         27,000
                                                                                                      -----------    -----------

Net cash provided by (used for) operating activities                                                      908,000       (975,000)
                                                                                                      -----------    -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                                                (79,000)      (238,000)
     Proceeds from sale of investment in W3 held for sale                                                   9,000
     Proceeds from sale of securities available for sale                                                               1,927,000
                                                                                                      -----------    -----------

Net cash (used for) provided by investing activities                                                      (70,000)     1,689,000
                                                                                                      -----------    -----------

Cash flows from financing activities:
     Payments of long-term debt                                                                          (300,000)      (250,000)
     Proceeds from issuance of common stock, net                                                                         110,000
                                                                                                      -----------    -----------

Net cash used for financing activities                                                                   (300,000)      (140,000)
                                                                                                      -----------    -----------

Net increase in cash and equivalents                                                                      538,000        574,000

Effect of exchange rates on cash                                                                          (43,000)      (108,000)

Cash and equivalents - beginning of period                                                                951,000      2,260,000
                                                                                                      -----------    -----------

Cash and equivalents - end of period                                                                  $ 1,446,000    $ 2,726,000
                                                                                                      ===========    ===========


    See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and comprehensive income
(loss) and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Synbiotics Corporation (the "Company") and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000. Interim operating results are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories:

Inventories consist of the following:

                                  March 31,       December 31,
                                     2001             2000
                                 -----------      ------------
                                 (unaudited)       (audited)
 Inventories:
   Raw materials                  $2,635,000       $2,293,000
   Work in process                   332,000          409,000
   Finished goods                  2,783,000        2,571,000
                                  ----------       ----------

                                  $5,750,000       $5,273,000
                                  ==========       ==========


Note 3 - Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

                                                                           Three Months Ended March 31,
                                                                        ----------------------------------
                                                                             2001                2000
                                                                        --------------     ---------------
 Basic and diluted net income (loss) used:
   Income (loss) from continuing operations                                  $829,000       $(834,000)
   Less accretion of mandatorily redeemable common stock                      (34,000)        (32,000)
                                                                             --------       ---------

   Net income (loss) used in computing basic and diluted net income
     (loss) per share                                                        $795,000       $(866,000)
                                                                             ========       =========

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                -----------      ----------
 Shares used:
   Weighted average common shares outstanding used in computing basic
     income (loss) per share                                                     9,499,000       9,281,000
   Weighted average options and warrants to purchase common stock as
     determined by the treasury method                                             237,000
                                                                               -----------      ----------

   Shares used in computing diluted income (loss) per share                      9,736,000       9,281,000
                                                                               ===========      ==========

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,337,000 shares have been excluded from the shares used in computing diluted net (loss) per share for the three months ended March 31, 2000 as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share and 265,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three months ended March 31, 2001 and 2000, respectively, as their exercise price is higher than the weighted average market price for those periods. In addition, the effect of the warrants to purchase 265,000 shares of common stock at $4.54 per share was anti-dilutive for the three months ended March 31, 2000.


Note 4 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company's diagnostic, vaccine and instrument products:

                                  Three Months Ended March 31,
                           ------------------------------------------
                                 2001                      2000
                           ----------------       -------------------
                             (unaudited)               (unaudited)

 Diagnostics                     $7,286,000                $6,554,000
 Vaccines                           242,000                 2,039,000
 Instruments                        434,000                   579,000
 Other revenues                      64,000                    63,000
                           ----------------       -------------------

                                 $8,026,000                $9,235,000
                           ================       ===================

The following are revenues and long-lived assets information by geographic area:


                                             Three Months Ended March 31,
                                       -------------------------------------
                                             2001                  2000
                                       ----------------       --------------
                                         (unaudited)            (unaudited)
 Revenues:
   United States                            $ 5,549,000          $ 6,510,000
   France                                       691,000            1,292,000
   Other foreign countries                    1,786,000            1,433,000
                                       ----------------       --------------

                                            $ 8,026,000          $ 9,235,000
                                       ================       ==============

                                          March 31,            December 31,
                                             2001                  2000
                                       ----------------       --------------
                                         (unaudited)             (audited)
 Long-lived assets:
   United States                            $13,130,000          $12,921,000
   France                                     4,846,000            5,337,000
                                       ----------------       --------------


                                            $17,976,000          $18,258,000
                                       ================       ==============

There were no sales to any one customer that totalled 10% or more of total revenues during the three months ended March 31, 2001. The Company had sales to one customer totalling $1,053,000 during the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q contains both historical financial information and forward-looking statements. Forward-looking statements are characterized by words such as "intend", "plan", "believe", "will", "would", etc. Historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, including those detailed under the caption "Future Operating Results", which could cause actual future results to differ materially from what is suggested by the forward-looking information.

Results of Operations

Our net sales for the first quarter of 2001 decreased by $1,210,000 or 13% from the first quarter of 2000. The decrease reflects a decrease in our sales of vaccine products of $1,797,000, an increase in our diagnostic product sales of $732,000 and a decrease in our instrument product sales of $145,000. The decrease in our vaccine sales is due solely to Intervet's inability to supply us with FeLV vaccine. Our increase in diagnostic sales is primarily due to sales of our poultry diagnostic products which we acquired from KPL in April 2000.
Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations.

Our cost of sales as a percentage of our net sales was 40% during the first quarter of 2001 compared to 54% during the first quarter of 2000 (i.e., our gross margin increased to 60% from 46%). The higher gross margin is a direct result of three factors:

     .  the decreased vaccine sales which have historically had low-margins;

     . sales of the newly acquired poultry diagnostic products which have significantly higher margins; and

     . an offset due to the fact that a significant portion of our manufacturing costs are fixed costs.

Among our major products, our DiroCHEK(R) canine heartworm diagnostic products and the ProChem(R) consumables are manufactured at our facilities, whereas our WITNESS(R), VetRED(R), all vaccines and the SCA 2000(TM) are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers, which risk is currently being realized with Intervet's inability to satisfactorily supply us with FeLV vaccine.

We are currently in the process of transferring the manufacturing of our poultry diagnostic products to our manufacturing facilities in San Diego, and we expect the transfer to be completed by the end of the third quarter of 2001. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

Our research and development expenses during the first quarter of 2001 decreased by $40,000 or 7% from the first quarter of 2000. The decrease is due primarily to the decrease in our instrument research and development effort in conjunction with the scaling back of our instrument manufacturing operations. Our research and development expenses as a percentage of our net sales were 6% during the first quarters of 2001 and 2000.

Our selling and marketing expenses during the first quarter of 2001 decreased by $943,000 or 38% from the first quarter of 2000. The decrease is due primarily to the disposition of W3COMMERCE during the fourth quarter of 2000, the termination of our direct-to-veterinarian telemarketing group during the third quarter of 2000 and a concerted effort to reduce our print media advertising. Our selling and marketing expenses as a percentage of our net sales were 20% and 27% during the first quarter of 2001 and 2000, respectively.

Our general and administrative expenses during the first quarter of 2001 decreased by $129,000 or 7% from the first quarter of 2000. The decrease is due primarily to a decrease in legal expenses related to a decrease in the level of activity of our patent litigation with Heska. Our general and administrative expenses as a percentage of our net sales were 20% and 19% during the first quarter of 2001 and 2000, respectively.

Our net interest expense decreased $38,000 or 11% from the first quarter of 2000 due to a decrease in the prime rate during the first quarter of 2001.

Our effect tax rate was 3% for the first quarter of 2001 and 2000. As of December 31, 2000, we had established a deferred tax asset valuation allowance for all of our U.S. deferred tax assets. During the first quarter of 2001, we realized certain U.S deferred tax assets (primarily net operating loss carryforwards) and we released a corresponding portion of our deferred tax valuation allowance, resulting in no deferred tax expense. In addition, due to our utilization of net operating loss carryforwards, our current tax expense represents alternative minimum taxes.

Financial Condition and Liquidity

We believe that our present capital resources, which included negative working capital of $4,248,000 at March 31, 2001 are insufficient to meet our working capital needs and service our debt for the next twelve months. Additionally, pursuant to our debt agreement with Imperial Bank, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to make capital expenditures or investments without Imperial Bank's consent. As of March 31, 2001, we had outstanding principal balances on our Imperial Bank debt of $8,132,000. As of March 31, 2001, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Imperial Bank.

We will need to raise additional capital. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity. In addition, we are taking steps to eliminate cash drains; for example, in the fourth quarter of 2000 we divested W3COMMERCE and scaled back our instrument manufacturing operations, and we terminated our direct selling initiative in the third quarter of 2000.

We restructured a $1,000,000 payment due to KPL in conjunction with our April 2000 acquisition of their poultry diagnostic product line by agreeing to $200,000 in April 2001 and to make eight monthly payments of $100,000 beginning in May 2001.

Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E are subject to a put provision. The put option gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. We would not be required to pay this money as long as we have senior debt outstanding.

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

Future Operating Results

Our future operating results are subject to a number of factors, including:

We will need additional capital in the near future

We will need to raise additional capital. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity.

As of March 31, 2001, we were not in compliance with covenants on $8,132,000 of indebtedness to Imperial Bank (see below). If Imperial Bank declares the loans to be in default, we will be unable to repay the loans. Also, we do not have the resources to repay the loans on their March 29, 2002 maturity date.

We owed $1,000,000 to Kirkegaard & Perry Laboratories, Inc. ("KPL"), in conjunction with our April 2000 acquisition of their poultry diagnostic product line. We have restructured the payment schedule. Under the new schedule we paid $200,000 in April 2001, and we will make eight monthly payments of $100,000 beginning in May 2001.

Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of Synbiotics Europe ("SBIO-E") are
subject to a put provision.   The put option gives Merial the right, beginning
on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,105,000. We would not be required to pay this money as long as we have senior debt outstanding.

In addition, we believe that we would need additional funds to finance us later in the fiscal year, during our traditional slow season and during the time for building inventory in anticipation of next year's heartworm diagnostics selling season.

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

Our independent auditors' report, related to our financial statements as of and for the year ended December 31, 2000, has indicated that they have substantial doubt about our ability to continue as a going concern.

We are not in compliance with our bank loan covenants

As of March 31, 2001, we were not in compliance with some of the financial covenants in our agreement with Imperial Bank, and we have not obtained waivers from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could demand repayment of the loans. We do not have and would not have the funds to repay the loans on short notice.

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

Our canine heartworm diagnostic products constitute 47% of our sales for the three months ended March 31, 2000. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 and 2000 by a new heartworm product from Heska Corporation. We have filed a lawsuit against Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 1998, 1999 and 2000, and we have had a history of losses. We have incurred a consolidated accumulated deficit of $31,322,000 at March 31, 2001. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

Our direct selling strategy has been scaled back

We are inexperienced in large-scale direct selling. Also, veterinarians have traditionally relied on distributors, and the number of veterinarians willing to purchase directly from manufacturers is apparently smaller than we once believed. At the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduced the headcount of our telesales force. Our 1999 foray toward direct selling to veterinarians, and our subsequent scale-back of that effort, may have created confusion in the market. Some effects of that confusion may persist.

Our profitable vaccine sales in Europe are halted due to a supply problem and in any event may decline soon

Merial distributes our feline leukemia virus ("FeLV") vaccine, which we obtain from Intervet Inc. (formerly Bio-Trends International, Inc.) ("Intervet"), in Europe. Our gross profit in 2000, 1999 and 1998 on these sales of FeLV vaccine to Merial in Europe was $750,000, $570,000 and $520,000, respectively. Merial has exercised a contractual right which will enable it, in 2002, to introduce its own FeLV vaccine product in Europe. If Merial does so, our sales to Merial in Europe would probably decline sharply.

Intervet has been unable to supply us with FeLV vaccine which meets Merial's specifications for European sales since August 2000. As a result, we have been unable to fill Merial's orders for Europe totalling $1,600,000. This is costing us sales and profits, and Merial has sent us a notice of breach.

There is an epidemic of foot-and-mouth disease in the United Kingdom

Foot-and-mouth is a viral based disease that affects cloven-hoofed animals including cows, sheep and pigs. There is currently an epidemic of foot-and-mouth disease in the United Kingdom, with isolated outbreaks in France and the Netherlands. The virus is spread from animal to animal through direct contact, and can be carried through the air as well. There is no cure for this disease, and the only way to prevent the disease from spreading is to isolate and destroy the infected herds. We do not have a diagnostic test for foot-and-mouth disease, as the symptoms that the animal has the disease are readily evident.
If the disease were to become significantly more wide spread, and the total number of animals and number of transactions in animals were to decrease, our sales of diagnostic products for bovine and swine diseases (primarily sold outside of the United States), which totalled $4,130,000 and $5,200,000 in 2000 and 1999, respectively, could be adversely affected. In addition, shipments of canine diagnostic products that are made in our French facility that are imported, or will be imported, into the United States (diagnostic tests for canine Leishmania, canine Ehrlichia and canine pregnancy) have been delayed, and may be delayed in the future, as they are subject to regulatory inspection and release at the port of entry.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from KPL, or any other future acquisitions (collectively, the "Acquired Business") will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management's attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business. We did not achieve the hoped-for benefits from some of our past acquisitions, such as W3COMMERCE (2000) and Prisma (1998).

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

In addition, sales of our FeLV vaccine to Merial and other distributors for resale in Europe will be at risk unless our manufacturer, Intervet Inc. (formerly Bio-Trends International, Inc.) obtains European Union regulatory approvals for its manufacturing facilities which make this product. Aside from this regulatory issue, Intervet has been unable to supply us with satisfactory FeLV vaccine for delivery to Merial in Europe, as noted above.

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

Any failure to adequately establish or protect our proprietary rights may adversely affect us

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

Also, because our patents and patent applications cover novel diagnostic approaches,

     . the patent coverage which we receive could be significantly narrower than the patent coverage we seek in our patent applications; and

     . our patent positions involve complex legal and factual issues which can be hard for patent examiners or lawyers asserting patent coverage to successfully resolve .

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

For marketing outside the United States, we and our suppliers are subject to foreign regulatory requirements, which vary widely from country to country. There can be no assurance that we and our suppliers will meet and sustain compliance with any such requirements. In particular, our sales of FeLV vaccine to Merial or other distributors for resale in Europe will be at risk unless Intervet, our supplier, obtains European Union regulatory approvals for its manufacturing facilities which make this product.

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

Interest Rate Risk

The fair value of our debt at March 31, 2001 was approximately $8,132,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

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


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

No material changes.


Item 2. Changes in Securities and Use of Proceeds

On January 1, 2001, in conjunction with the disposition of 84% of our investment in W3COMMERCE, and the elimination of a $2,813,000 convertible note payable which we had issued to the original owners of W3COMMERCE when we acquired it, we issued 250,000 shares of our common stock to those original owners. This was a
Section 3(a)(9) exchange with existing security holders, involving no underwriters. In this transaction, we also forgave $1,913,000 of intercompany loans which we had made to W3COMMERCE.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

On April 2, 2001, we announced that Kenneth M. Cohen had resigned as President, Chief Executive Officer and Director, and that Paul A. Rosinack had been named as President, Chief Executive Officer and a member of the Board of Directors. In addition, we announced that Rigdon Currie had replaced Donald E. Phillips as Chairman of the Board of Directors.

On April 11, 2001, we announced that on April 4, 2001 we received notification from Nasdaq that our common stock was subject to delisting from the Nasdaq National Market for failure to comply with Marketplace Rule 4450(a)(5), requiring maintenance of a minimum bid price of $1 per share. We also announced that we had filed a appeal with Nasdaq to rescind its decision to delist our common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          10.34.1 Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.

          99.1 Press release dated April 2, 2001 entitled "Synbiotics Names New Management".

          99.2 Press release dated April 11, 2001 entitled "Synbiotics Corporation Receives Nasdaq Notification - Company files Request for Hearing on Nasdaq Decision; Delisting Action Halted Pending Panel Decision on Appeal".

     (b)  Reports on Form 8-K
          -------------------

          None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNBIOTICS CORPORATION


Date: May 4, 2001             /s/ Michael K. Green
                              --------------------------------------------------

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

                                   FORM 10-Q

                                     UNDER

                        SECURITIES EXCHANGE ACT OF 1934

                            SYNBIOTICS CORPORATION

                                 EXHIBIT INDEX

Exhibit No.   Exhibit
-----------   -------

10.34.1 Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.

99.1          Press release dated April 2, 2001 entitled "Synbiotics Names New
              Management".

99.2 Press release dated April 11, 2001 entitled "Synbiotics Corporation Receives Nasdaq Notification - Company files Request for Hearing on Nasdaq Decision; Delisting Action Halted Pending Panel Decision on Appeal".