Form 10-Q
period 2001-06-30
SYNBIOTICS CORP
filed 2001-08-14
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11303

SYNBIOTICS CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3737816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11011 Via Frontera
San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 451-3771

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

        As of August 3, 2001, 9,610,979 shares of Common Stock were outstanding.

SYNBIOTICS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Net sales	$7,195,000	$8,562,000	$15,157,000	$17,735,000
License fees	908,000	61,000	969,000	122,000
Royalties	2,000	2,000	4,000	4,000

	8,105,000	8,625,000	16,130,000	17,861,000

Operating expenses:
Cost of sales	3,252,000	3,684,000	6,460,000	8,663,000
Research and development	399,000	538,000	905,000	1,085,000
Selling and marketing	1,492,000	2,582,000	3,056,000	5,089,000
General and administrative	1,596,000	1,966,000	3,192,000	3,693,000

	6,739,000	8,770,000	13,613,000	18,530,000

Income (loss) from operations	1,366,000	(145,000)	2,517,000	(669,000)
Other income (expense):
Interest, net	(232,000)	(273,000)	(526,000)	(605,000)

Income (loss) before income taxes	1,134,000	(418,000)	1,991,000	(1,274,000)
Provision for income taxes	23,000	373,000	51,000	351,000

Income (loss) before extraordinary item	1,111,000	(791,000)	1,940,000	(1,625,000)
Early extinguishment of debt, net of tax		(583,000)		(583,000)

Net income (loss)	1,111,000	(1,374,000)	1,940,000	(2,208,000)
Translation adjustment	(86,000)	314,000	(571,000)	206,000

Comprehensive income (loss)	$1,025,000	$(1,060,000)	$ 1,369,000	$ (2,002,000)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$ 0.11	$ (0.09)	$ 0.19	$ (0.18)
Early extinguishment of debt, net of tax		(0.06)		(0.06)

Net income (loss)	$ 0.11	$ (0.15)	$ 0.19	$ (0.24)

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and equivalents	$ 1,275,000	$ 951,000
Accounts receivable	3,715,000	3,490,000
Inventories	5,095,000	5,273,000
Other current assets	969,000	911,000

	11,054,000	10,625,000
Property and equipment, net	1,750,000	1,983,000
Goodwill	12,523,000	13,161,000
Deferred tax assets	109,000	122,000
Deferred debt issuance costs	20,000	33,000
Investment in W3 held for sale		2,713,000
Other assets	2,987,000	3,565,000

	$28,443,000	$32,202,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 5,765,000	$ 6,296,000
Current portion of long-term debt	7,832,000	8,432,000
Deferred revenue		242,000
Other current liabilities	600,000	1,000,000

	14,197,000	15,970,000

Long-term debt		2,813,000
Deferred revenue		727,000
Other liabilities	1,731,000	1,668,000

	1,731,000	5,208,000

Mandatorily redeemable common stock	3,107,000	3,027,000

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 24,800,000 shares authorized, 9,003,000 and 8,752,000 shares issued and outstanding at June 30, 2001 and December 31, 2000	40,286,000	40,164,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,656,000)	(1,085,000)
Accumulated deficit	(30,257,000)	(32,117,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	9,408,000	7,997,000

	$28,443,000	$32,202,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,940,000	$(2,208,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,149,000	1,101,000
Early extinguishment of debt		937,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(401,000)	(740,000)
Inventories	46,000	(1,362,000)
Deferred taxes	(8,000)	(22,000)
Other assets	(120,000)	211,000
Accounts payable and accrued expenses	(244,000)	133,000
Deferred revenue	(969,000)	(121,000)
Other liabilities	(332,000)	61,000

Net cash provided by (used for) operating activities	1,061,000	(2,010,000)

Cash flows from investing activities:
Acquisition of property and equipment	(97,000)	(374,000)
Proceeds from sale of investment in W3 held for sale	9,000
Proceeds from sale of securities available for sale		2,127,000
Acquisition of KPL poultry product line		(3,554,000)

Net cash used for investing activities	(88,000)	(1,801,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		10,000,000
Payments of long-term debt	(600,000)	(7,450,000)
Proceeds from issuance of common stock, net		136,000

Net cash (used for) provided by financing activities	(600,000)	2,686,000

Net increase (decrease) in cash and equivalents	373,000	(1,125,000)
Effect of exchange rates on cash	(49,000)	206,000
Cash and equivalents—beginning of period	951,000	2,260,000

Cash and equivalents—end of period	$1,275,000	$1,341,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Interim Financial Statements:

        The accompanying condensed consolidated balance sheet as of June 30, 2001 and the condensed consolidated statements of operations and comprehensive (loss) income and of cash flows for the three and six months ended June 30, 2001 and 2000 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000. Interim operating results are not necessarily indicative of operating results for the full year.

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

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2—Assignment of Distribution Agreement:

        On June 1, 2001, the Company assigned its feline leukemia vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company 621,000 shares of the Company’s common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If the Company fails to meet its royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, the Company will reclassify the mandatorily redeemable common stock to equity.

        In March 1999, the Company amended its U.S. feline leukem a virus vaccine supply agreement with Merial, and the Company received $1,453,000 which it was recognizing as license fee revenue ratably over the remaining life of the supply agreement. As the Company has assigned its distribution agreement with Intervet, Inc. to Merial, the Company has no further contractual obligations under the supply agreement and recognized, in June 2001, the remaining $868,000 of deferred license fee revenue.

Note 3—Inventories:

        Inventories consist of the following:

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Inventories:
Raw materials	$2,353,000	$2,293,000
Work in process	286,000	409,000
Finished goods	2,456,000	2,571,000

	$5,095,000	$5,273,000

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Income (Loss) per Share:

        The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted net income (loss) used:
Income (loss) from continuing operations	$1,111,000	$ (791,000)	$1,940,000	$(1,625,000)
Less accretion of mandatorily redeemable common stock	(46,000)	(33,000)	(79,000)	(65,000)

Income (loss) from continuing operations used in computing basic income (loss) from continuing operations per share	1,065,000	(824,000)	1,861,000	(1,690,000)
Early extinguishment of debt, net of tax		(583,000)		(583,000)

Net income (loss) used in computing basic and diluted net income (loss) per share	$1,065,000	$(1,407,000)	$1,861,000	$(2,273,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	9,624,000	9,369,000	9,624,000	9,312,000
Weighted average options and warrants to purchase common stock as determined by the treasury method	235,000		236,000

Shares used in computing diluted income (loss) per share	9,859,000	9,369,000	9,860,000	9,312,000

        Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,245,000 and 1,291,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the three and six months ended June 30, 2000 as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three and six months ended June 30, 2001, and warrants to purchase 265,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three and six months ended June 30, 2000, as their exercise price is higher than the weighted average market price for those periods. In addition the effect of the warrants to purchase 265,000 shares of common stock at $4.54 per share was anti-dilutive for the three and six months ended June 30, 2000.

Note 5—Segment Information and Significant Customers:

        The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.
SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$6,795,000	$6,473,000	$14,082,000	$13,028,000
Vaccines	34,000	1,464,000	276,000	3,503,000
Instruments	366,000	625,000	799,000	1,204,000
Other revenues	910,000	63,000	973,000	126,000

	$8,105,000	$8,625,000	$16,130,000	$17,861,000

            Other revenues for the three months ended June 30, 2001 consist primarily of deferred license fee revenues that were recognized in conjunction with the assignment of a distribution agreement (Note 2).

            The following are revenues and long-lived assets information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$6,280,000	$6,340,000	$11,602,000	$12,851,000
France	411,000	854,000	1,095,000	2,146,000
Other foreign countries	1,414,000	1,431,000	3,433,000	2,864,000

	$8,105,000	$8,625,000	$16,130,000	$17,861,000

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Long-lived assets:
United States	$12,721,000	$12,921,000
France	4,559,000	5,337,000

	$17,280,000	$18,258,000

        The Company had sales to one customer that totalled 11% and 10% of total revenues for the three and six months ended June 30, 2001, respectively. There were no sales to any one customer that totalled 10% or more of total revenues during the three and six months ended June 30, 2000.

Note 6—New Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q contains both historical financial information and forward-looking statements. Forward-looking statements are characterized by words such as “intend”, “plan”, “believe”, “will”, “would”, etc. Historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, including those detailed under the caption “Future Operating Results”, which could cause actual future results to differ materially from what is suggested by the forward-looking information.

    Results of Operations

        Our net sales for the second quarter of 2001 decreased by $1,367,000 or 16% from the second quarter of 2000. The decrease reflects a decrease in our sales of vaccine products of $1,430,000, an increase in our diagnostic product sales of $322,000 and a decrease in our instrument product sales of $259,000. The decrease in our vaccine sales is due solely to Intervet, Inc.’s (“Intervet”) inability to supply us with feline leukemia virus (“FeLV”) vaccine and our resulting decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is primarily due to the poultry diagnostic product line we acquired in April 2000 and the non-recurrence of promotional programs that were in place during the second quarter of 2000 in the canine heartworm diagnostic market, offset by an increase in performance rebates paid to distributors during the second quarter of 2001. Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations.

        Our net sales for the six months ended June 30, 2001 decreased by $2,578,000 or 15% from the six months ended June 30, 2000. The decrease reflects a decrease in our sales of vaccine products of $3,227,000, an increase in our diagnostic product sales of $1,054,000 and a decrease in our instrument product sales of $405,000. The decrease in our vaccine sales is due solely to Intervet’s inability to supply us with FeLV vaccine and our resulting decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is primarily due to the poultry diagnostic product line we acquired in April 2000 and the non-recurrence of promotional programs that were in place during 2000 in the canine heartworm diagnostic market, offset by an increase in performance rebates paid to distributors during 2001. Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations.

        On June 1, 2001, we assigned our FeLV vaccine distribution agreement with Intervet to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell back to us 621,000 shares of our common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow us to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder was due in October 2001) in ten monthly installments of $61,300 beginning in July 2001. If we fail to meet this royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, we will reclassify the mandatorily redeemable common stock to equity. In addition, as we have no further contractual obligations under the supply agreement, we recognized in June 2001, the remaining $868,000 of deferred license fee revenue. Our vaccine sales totalled $4,968,000 and $6,013,000 during 2000 and 1999, respectively.

        Our cost of sales as a percentage of our net sales was 45% during the second quarter of 2001 compared to 43% during the second quarter of 2000 (i.e., our gross margin decreased to 55% from 57%). The lower gross margin is a result of the increased distributor rebates mentioned above. Our cost of sales as a percentage of our net sales was 43% during the six months ended June 30, 2001 compared to 49% during the six months ended June 30, 2000 (i.e., our gross margin increased to 57% from 51%). The higher gross margin is a direct result of these factors:

•	the decreased vaccine sales which have historically had low margins;

•	sales of the newly acquired poultry diagnostic products which have significantly higher margins;

•	an offset due to the fact that a significant portion of our manufacturing costs are fixed costs; and

•	an offset due to the increased distributor rebates during 2001.

        Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS®, VetRED® and the SCA 2000™ products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

        We are currently in the process of transferring the manufacturing of our poultry diagnostic products to our manufacturing facilities in San Diego, and we expect the transfer to be completed by the end of the first quarter of 2002. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

        Our research and development expenses during the second quarter of 2001 decreased by $139,000 or 26% from the second quarter of 2000, and decreased by $180,000 or 17% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decreases are due primarily to the decrease in our instrument research and development effort in conjunction with the scaling back of our instrument manufacturing operations, and decreases in patent legal expenses commensurate with reduced patent filing activities. Our research and development expenses as a percentage of our net sales were 6% during the three and six months ended June 30, 2001 and 2000.

        Our selling and marketing expenses during the second quarter of 2001 decreased by $1,090,000 or 42% from the second quarter of 2000, and decreased by $2,033,000 or 40% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decreases are due primarily to the disposition of W3COMMERCE (our Internet marketing services subsidiary) during the fourth quarter of 2000, the termination of our direct-to-veterinarian telemarketing group during the third quarter of 2000 and a concerted effort to reduce our print media advertising. Our selling and marketing expenses as a percentage of our net sales were 21% and 30% during the second quarter of 2001 and 2000, respectively, and were 20% and 29% during the six months ended June 30, 2001 and 2000, respectively.

        Our general and administrative expenses during the second quarter of 2001 decreased by $370,000 or 19% from the second quarter of 2000, and decreased by $501,000 or 14% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decreases are due primarily to the decrease in our administrative expenses related to our instrument manufacturing operations as a result of the scale back of those operations, a decrease in legal expenses related to a decrease in the level of activity of our patent litigation with Heska Corporation (“Heska”) and a decrease in foreign currency transaction losses related to our intercompany balance with Synbiotics Europe (“SBIO-E”) as that balance has been decreasing. Our general and administrative expenses as a percentage of our net sales were 22% and 23% during the second quarter of 2001 and 2000, respectively, and were 21% during the six months ended June 30, 2001 and 2000.

        Our net interest expense during the second quarter of 2001 decreased by $41,000 or 15% from the second quarter of 2000, and decreased by $79,000 or 13% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, due to decreases in the prime rate during the first and second quarters of 2001, as well as the fact that our $2,813,000 convertible note payable to W3COMMERCE was extinguished on January 1, 2001 in conjunction with our sale of 84% of our investment in W3COMMERCE.

        Our effective tax rate was 3% and 28% for the six months ended June 30, 2001 and 2000, respectively. As of December 31, 2000, we had established a deferred tax asset valuation allowance for all of our U.S. deferred tax assets. During the six months ended June 30, 2001, we utilized certain U.S. deferred tax assets (primarily net operating loss carryforwards) and we released a corresponding portion of our deferred tax valuation allowance, resulting in no deferred tax expense. In addition, due to our utilization of net operating loss carryforwards, our current tax expense represents alternative minimum taxes.

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

    Financial Condition and Liquidity

        We believe that our present capital resources, which included negative working capital of $3,143,000 at June 30, 2001, are insufficient to meet our working capital needs and service our debt for the next twelve months. Additionally, pursuant to our debt agreement with Imperial Bank, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to make capital expenditures or investments without Imperial Bank’s consent. As of June 30, 2001, we had outstanding principal balances on our Imperial Bank debt of $7,832,000. As of June 30, 2001, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Imperial Bank.

        We will need to raise additional capital within the next few months. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity. In addition, we are taking steps to eliminate cash drains; for example, in the fourth quarter of 2000 we divested W3COMMERCE and scaled back our instrument manufacturing operations, and we terminated our direct selling initiative in the third quarter of 2000.

        We restructured a $1,000,000 payment due to KPL in conjunction with our April 2000 acquisition of KPL’s poultry diagnostic product line by agreeing to pay $200,000 in April 2001 and to make eight monthly payments of $100,000 beginning in May 2001. As of June 30, 2001, we had a remaining balance of $600,000.

        Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of our FeLV vaccine distribution rights, Merial waived its rights under the put provision. However, if we fail to make certain royalty payments to Merial between July 2001 and April 2002, the rights under the put provision will revert to Merial and we would not have the funds necessary to buy back the shares.

        Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our SCA 2000 instruments and supplies and our newly acquired poultry diagnostic products will also reduce our seasonality.

    Future Operating Results

        Our future operating results are subject to a number of factors, including:

We will need additional capital in the near future

        We will need to raise additional capital within the next few months. We are currently exploring our options which include the sale of our animal health business, a merger or acquisition, debt restructuring, and the sale of additional equity.

        As of June 30, 2001, we were not in compliance with covenants on $7,832,000 of indebtedness to Imperial Bank (see below). If Imperial Bank declares the loans to be in default, we will be unable to repay the loans. Also, we do not have the resources to repay the loans on their March 29, 2002 maturity date.

        We owed $1,000,000 to Kirkegaard & Perry Laboratories, Inc. (“KPL”), in conjunction with our April 2000 acquisition of their poultry diagnostic product line. We have restructured the payment schedule. Under the new schedule we paid $200,000 in April 2001, and we began making eight monthly payments of $100,000 beginning in May 2001. As of June 30, 2001, we had a remaining balance of $600,000.

        Additionally, the 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of our feline leukemia vaccine distribution rights, Merial waived its rights under the put provision. However, if we fail to make certain royalty payments to Merial between July 2001 and April 2002, the rights under the put provision will revert to Merial and we would not have the funds necessary to buy back the shares.

        In addition, we believe that we would need additional funds to finance us later in the fiscal year, during our traditional slow season and during the time for building inventory in anticipation of next year’s heartworm diagnostics selling season.

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

        Our independent auditors’ report, related to our financial statements as of and for the year ended December 31, 2000, has indicated that they have substantial doubt about our ability to continue as a going concern.

We are not in compliance with our bank loan covenants

        As of June 30, 2001, we were not in compliance with some of the financial covenants in our agreement with Imperial Bank, and we have not obtained waivers from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could demand repayment of the loans. We do not have and would not have the funds to repay the loans on short notice.

We may sell our primary business

        We have announced that we have engaged investment bankers to consider means of enhancing shareholder value, including the possible sale of our animal health business. There can be no assurance that our animal health business can be sold for a favorable price. Also, the uncertainties caused by this process may undermine our relationships with our customers, employees and suppliers.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

        The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include significantly larger companies such as Pfizer Animal Health, Merial and IDEXX Laboratories. These companies are substantially larger and have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

        Our canine heartworm diagnostic products constituted 48% of our sales for the six months ended June 30, 2001. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999-2001 by a new heartworm product from Heska Corporation. We are suing Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

        We did not achieve profitability for the years ended December 31, 1998, 1999 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $30,257,000 at June 30, 2001. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

        We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. In addition, IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us. We adopted a similar policy in the second quarter of 1999, which caused some of our distributors to abandon our product line. We have rescinded this policy, and all but one of our former distributors are again selling our products.

Our direct selling strategy has been scaled back

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

There is an epidemic of foot-and-mouth disease in the United Kingdom

        Foot-and-mouth is a viral based disease that affects cloven-hoofed animals including cows, sheep and pigs. There is currently an epidemic of foot-and-mouth disease in the United Kingdom, with isolated outbreaks in France and the Netherlands. The virus is spread from animal to animal through direct contact, and can be carried through the air as well. There is no cure for this disease, and the only way to prevent the disease from spreading is to isolate and destroy the infected herds. We do not have a diagnostic test for foot-and-mouth disease, as the symptoms that the animal has the disease are readily evident. If the disease were to become significantly more widespread, and the total number of animals and number of transactions in animals were to decrease, our sales of diagnostic products for bovine and swine diseases (primarily sold outside of the United States), which totalled $4,130,000 and $5,200,000 in 2000 and 1999, respectively, could be adversely affected. In addition, shipments of canine diagnostic products that are made in our French facility that are imported, or will be imported, into the United States (diagnostic tests for canine Leishmania, canine Ehrlichia and canine pregnancy) have been delayed, and may be delayed in the future, as they are subject to regulatory inspection and release at the port of entry.

There is no assurance that acquired businesses can be successfully combined

        There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from KPL, or any other future acquisitions (collectively, the “Acquired Business”) will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management’s attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business. We did not achieve the hoped-for benefits from some of our past acquisitions, such as W3COMMERCE (2000) and Prisma (1998).

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

We depend on third party manufacturers

        We contract for the manufacture of some of our products, including our Witness® and VetRED® diagnostic products, our poultry diagnostic products and our SCA 2000™ blood coagulation timing instrument. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness® and VetRED®, are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us; and

•	increases in prices and the potential misappropriation of our intellectual property.

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

        In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products. We are currently in the process of replacing the affected products held by our customers. The cost of this recall and the related replacement products is being born by KPL. However, until the recall and associated product replacement is completed, our sales of poultry diagnostic products could be materially adversely effected.

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

Our canine heartworm business is seasonal

        Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. Our European operations have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our SCA 2000 instrument products and our newly acquired poultry diagnostic products would also reduce our seasonality.

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

        The results of any litigated matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to:

•	pay substantial damages, including treble damages if we are held to have willfully infringed;

•	cease the manufacture, use and sale of infringing products;

•	expend significant resources to develop non-infringing technology; or

•	obtain licenses to the infringing technology.

        Licenses may not be available from any third party that asserts intellectual property claims against us on commercially reasonable terms, or at all.

        Also, litigation is costly regardless of its outcome and can require significant management attention. For example, in 1997, Barnes-Jewish Hospital filed an action against us claiming that our canine heartworm diagnostic products infringe their patent. We settled this lawsuit, but there can be no assurance that we would be able to resolve similar incidents in the future. Our patent infringement litigation against Heska’s use of heartworm diagnostic technology is also expensive.

        Also, because our patents and patent applications cover novel diagnostic approaches:

•	the patent coverage which we receive could be significantly narrower than the patent coverage we seek in our patent applications; and

•	our patent positions involve complex legal and factual issues which can be hard for patent examiners or lawyers asserting patent coverage to successfully resolve.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The fair value of our debt at June 30, 2001 was $7,832,000, which has a variable interest rate based on the prime rate.

        A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised.

Foreign Currency Exchange Rate Risk

        Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable, into the U.S. dollar for consolidation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Synbiotics Corporation v. Heska Corporation—United States District Court for the Southern District of California

        On November 12, 1998, we filed a lawsuit against Heska Corporation (“Heska”) claiming that Heska infringes a patent owned by us, which covers both our and Heska’s heartworm diagnostic products. On January 14, 1999, Heska filed a counterclaim against us seeking a declaratory judgment that our patent is invalid and unenforceable. We deny Heska’s allegations that our patent is invalid and unenforceable, and plan to vigorously defend our patent against the allegations. In the event that we were to lose our lawsuit against Heska, we believe our only direct liability would be our out-of-pocket legal expenses. Although Heska’s counterclaim does not include a claim for damages, if we were to lose on Heska’s counterclaim, we could face additional competition for our canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating our patented technology. The lawsuit is scheduled for trial in February 2002.

    SE Technologies, Inc. vs. Synbiotics Corporation—San Diego County Superior Court

        On July 13, 2000, SE Technologies, Inc. (“SE”) filed a lawsuit against us alleging a breach of contract related to consulting services performed by SE in conjunction with the 1999 implementation of our enterprise resource planning system. The suit sought $188,000 plus interest and attorney fees. We settled the lawsuit on August 1, 2001 and we paid SE $35,000.

Item 2.    Changes in Securities

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On May 29, 2001, we were notified by Nasdaq that our common stock had been delisted from the Nasdaq National Market for failure to comply with Marketplace Rules 4450(a)(2), 4450(a)(3) and 4450(a)(5), requiring maintenance of a minimum market value of public float of $5,000,000, a minimum net tangible assets of $4,000,000 and a minimum bid price of $1 per share, respectively. Our common stock is now trading on the NASD over-the-counter bulletin board.

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

2.9.1	Letter Agreement between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 23, 2001.

10.7.1	Amendment of Employment Agreement between the Registrant and Paul A. Rosinack, dated February 14, 2001†.

10.8	Employment Agreement between the Registrant and Michael K. Green, dated July 9, 1997†.

10.8.1	Amendment of Employment Agreement between the Registrant and Michael K. Green, dated February 14, 2001†.

10.9.1	Amendment of Employment Agreement between the Registrant and Francois Guillemin, dated February 14, 2001†.

10.10	Employment Agreement between the Registrant and Serge Leterme, dated August 1, 1998†.

10.10.1	Amendment of Employment Agreement between the Registrant and Serge Leterme, dated February 14, 2001†.

10.11	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000†.

10.11.1	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001†.

10.76	Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.

† Management contract or compensatory plan or arrangement.

        (b)  Reports on Form 8-K

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date:    August 14, 2001
/s/ MICHAEL K. GREEN

Michael K. Green
Senior Vice President and Chief Financial Officer
(signing both as a duly authorized officer and as
principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
TO
FORM 10-Q
UNDER
SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit
2.9.1	Letter Agreement between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 23, 2001.

10.7.1	Amendment of Employment Agreement between the Registrant and Paul A. Rosinack, dated February 14, 2001†.

10.8	Employment Agreement between the Registrant and Michael K. Green, dated July 9, 1997†.

10.8.1	Amendment of Employment Agreement between the Registrant and Michael K. Green, dated February 14, 2001†.

10.9.1	Amendment of Employment Agreement between the Registrant and Francois Guillemin, dated February 14, 2001†.

10.10	Employment Agreement between the Registrant and Serge Leterme, dated August 1, 1998†.

10.10.1	Amendment of Employment Agreement between the Registrant and Serge Leterme, dated February 14, 2001†.

10.11	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000†.

10.11.1	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001†.

10.76	Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.

†	Management contract or compensatory plan or arrangement.