Form 10-Q
period 2001-09-30
SYNBIOTICS CORP
filed 2001-11-06
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11303

SYNBIOTICS CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3737816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11011 Via Frontera San Diego, California (Address of principal executive offices)	92127 (Zip Code)

Registrant’s telephone number, including area code: (858) 451-3771

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

          As of November 2, 2001, 9,610,979 shares of Common Stock were outstanding.

SYNBIOTICS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2001	2000
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and equivalents	$ 1,133,000	$ 951,000
Accounts receivable	2,966,000	3,490,000
Inventories	5,338,000	5,273,000
Other current assets	1,009,000	911,000

	10,446,000	10,625,000
Property and equipment, net	1,789,000	1,983,000
Goodwill	12,394,000	13,161,000
Deferred tax assets	117,000	122,000
Deferred debt issuance costs	13,000	33,000
Investment in W3 held for sale		2,713,000
Other assets	2,996,000	3,565,000

	$27,755,000	$32,202,000

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 5,450,000	$ 6,296,000
Current portion of long-term debt	7,532,000	8,432,000
Deferred revenue		242,000
Other current liabilities	300,000	1,000,000

	13,282,000	15,970,000

Long-term debt		2,813,000
Deferred revenue		727,000
Other liabilities	1,769,000	1,668,000

	1,769,000	5,208,000

Mandatorily redeemable common stock	3,107,000	3,027,000

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 24,800,000 shares authorized, 8,990,000 and 8,752,000 shares issued and outstanding at September 30, 2001 and December 31, 2000	40,286,000	40,164,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,251,000)	(1,085,000)
Accumulated deficit	(30,473,000)	(32,117,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	9,597,000	7,997,000

	$27,755,000	$32,202,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Net sales	$6,003,000	$7,391,000	$21,160,000	$25,123,000
License fees		61,000	969,000	182,000
Royalties	1,000	3,000	5,000	6,000

	6,004,000	7,455,000	22,134,000	25,311,000

Operating expenses:
Cost of sales	2,504,000	3,781,000	8,964,000	12,443,000
Research and development	484,000	534,000	1,389,000	1,618,000
Selling and marketing	1,546,000	2,491,000	4,602,000	7,579,000
General and administrative	1,504,000	1,442,000	4,696,000	5,133,000

	6,038,000	8,248,000	19,651,000	26,773,000

(Loss) income from operations	(34,000)	(793,000)	2,483,000	(1,462,000)
Other income (expense):
Interest, net	(217,000)	(308,000)	(744,000)	(913,000)

(Loss) income before income taxes	(251,000)	(1,101,000)	1,739,000	(2,375,000)
(Benefit from) provision for income taxes	(35,000)	(293,000)	15,000	58,000

(Loss) income before extraordinary item	(216,000)	(808,000)	1,724,000	(2,433,000)
Early extinguishment of debt, net of tax				(583,000)

Net (loss) income	(216,000)	(808,000)	1,724,000	(3,016,000)
Translation adjustment	405,000	(756,000)	(166,000)	(550,000)

Comprehensive (loss) income	$ 189,000	$(1,564,000)	$ 1,558,000	$ (3,566,000)

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$ (0.02)	$ (0.09)	$ 0.17	$ (0.27)
Early extinguishment of debt, net of tax				(0.06)

Net (loss) income	$ (0.02)	$ (0.09)	$ 0.17	$ (0.33)

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,724,000	$ (3,016,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,716,000	2,083,000
Early extinguishment of debt		937,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	444,000	672,000
Inventories	(103,000)	(1,588,000)
Deferred taxes	(8,000)	(311,000)
Other assets	(150,000)	(302,000)
Accounts payable and accrued expenses	(753,000)	904,000
Deferred revenue	(969,000)	(161,000)
Other liabilities	(597,000)	89,000

Net cash provided by (used for) operating activities	1,304,000	(693,000)

Cash flows from investing activities:
Acquisition of property and equipment	(219,000)	(460,000)
Proceeds from sale of investment in W3 held for sale	9,000
Proceeds from sale of securities available for sale		2,826,000
Acquisition of KPL poultry product line		(3,554,000)

Net cash used for investing activities	(210,000)	(1,188,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		10,000,000
Payments of long-term debt	(900,000)	(8,250,000)
Proceeds from issuance of common stock, net		136,000

Net cash (used for) provided by financing activities	(900,000)	1,886,000

Net increase in cash and equivalents	194,000	5,000

Effect of exchange rates on cash	(12,000)	(550,000)

Cash and equivalents—beginning of period	951,000	2,260,000

Cash and equivalents—end of period	$1,133,000	$ 1,715,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Interim Financial Statements:

          The accompanying condensed consolidated balance sheet as of September 30, 2001 and the condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2—Liquidity:

          The Company believes that its present capital resources, which included negative working capital of $2,836,000 at September 30, 2001, are insufficient to meet its working capital needs and service its debt for the next twelve months. Additionally, pursuant to the Company’s debt agreement with Imperial Bank, it is required to maintain certain financial ratios and levels of tangible net worth and it is also restricted in its ability to make capital expenditures or investments without Imperial Bank’s consent. As of September 30, 2001, the Company had outstanding principal balances on its Imperial Bank debt of $7,532,000. As of September 30, 2001, the Company was not in compliance with some of its financial covenants, and it had not obtained a waiver from Imperial Bank. In any event, the debt matures on March 29, 2002. The Company does not have enough capital resources to repay the debt.

Note 3—Assignment of Distribution Agreement:

          On June 1, 2001, the Company assigned its feline leukemia virus vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company 621,000 shares of the Company’s common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If the Company fails to meet its royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, the Company will reclassify the mandatorily redeemable common stock to equity.

          In March 1999, the Company amended its U.S. feline leukemia virus vaccine supply agreement with Merial, and the Company received $1,453,000 which it was recognizing as license fee revenue ratably over the remaining life of the supply agreement. As the Company has assigned its distribution agreement with Intervet, Inc. to Merial, the Company has no further contractual obligations under the supply agreement and recognized, in June 2001, the remaining $868,000 of deferred license fee revenue.

Note 4—Inventories:

          Inventories consist of the following:

	September 30,	December 31,
	2001	2000
	(unaudited)	(audited)
Inventories:
Raw materials	$2,335,000	$2,293,000
Work in process	398,000	409,000
Finished goods	2,605,000	2,571,000

	$5,338,000	$5,273,000

Note 5—(Loss) Income per Share:

          The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted net (loss) income used:
(Loss) income from continuing operations	$ (216,000)	$ (808,000)	$1,724,000	$(2,433,000)
Less accretion of mandatorily redeemable common stock		(33,000)	(79,000)	(99,000)

(Loss) income from continuing operations used in computing basic (loss) income from continuing operations per share	(216,000)	(841,000)	1,645,000	(2,532,000)
Early extinguishment of debt, net of tax				(583,000)

Net (loss) income used in computing basic and diluted net (loss) income per share	$ (216,000)	$ (841,000)	$1,645,000	$(3,115,000)

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	9,618,000	9,373,000	9,621,000	9,327,000
Weighted average options and warrants to purchase common stock as determined by the treasury method			234,000

Shares used in computing diluted (loss) income per share	9,618,000	9,373,000	9,855,000	9,327,000

          Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 230,000, 1,242,000 and 1,275,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2000, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net income

(loss) per share for the three and nine months ended September 30, 2001 as their exercise price is higher than the weighted average market price for those periods, as well as they are anti-dilutive for the three months ended September 30, 2001.

Note 6—Segment Information and Significant Customers:

          The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

          The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$5,570,000	$5,464,000	$19,652,000	$18,489,000
Vaccines	28,000	1,257,000	304,000	4,760,000
Instruments	405,000	670,000	1,204,000	1,874,000
Other revenues	1,000	64,000	974,000	188,000

	$6,004,000	$7,455,000	$22,134,000	$25,311,000

          Other revenues for the nine months ended September 30, 2001 consist primarily of deferred license fee revenues that were recognized in conjunction with the assignment of a distribution agreement (Note 2).

          The following are revenues and long-lived assets information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$4,267,000	$5,063,000	$15,870,000	$18,481,000
France	626,000	1,229,000	1,756,000	3,354,000
Other foreign countries	1,111,000	1,163,000	4,508,000	3,476,000

	$6,004,000	$7,455,000	$22,134,000	$25,311,000

	September 30,	December 31,
	2001	2000
	(unaudited)	(audited)
Long-lived assets:
United States	$12,348,000	$12,921,000
France	4,845,000	5,337,000

	$17,193,000	$18,258,000

          There were no sales to any one customer that totalled 10% or more of total revenues for the three and nine months ended September 30, 2001, respectively. During the three months ended September 30, 2000, sales to one customer totalled 11% of total revenues. There were no sales to any one customer that totalled 10% or more of total revenues during the nine months ended September 30, 2000.

Note 7—Contingency:

          On August 3, 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against the Company alleging a breach of contract related to a distribution agreement for certain of the Company’s products which the Company terminated due to MTrade’s lack of performance under the agreement. The lawsuit seeks unspecified damages, plus court costs and attorney fees. The Company plans to vigorously defend itself against the lawsuit, and is in the process of preparing its response to the complaint.

Note 8—New Accounting Pronouncements:

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position, and it believes that any impact will be material.

          On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for fiscal years beginning after December 15, 2001.

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

Results of Operations

          Our net sales for the third quarter of 2001 decreased by $1,388,000 or 19% from the third quarter of 2000. The decrease reflects a decrease in our sales of vaccine products of $1,229,000, an increase in our diagnostic product sales of $106,000 and a decrease in our instrument product sales of $265,000. The decrease in our vaccine sales is due solely to Intervet, Inc.’s (“Intervet”) inability to supply us with feline leukemia virus (“FeLV”) vaccine and our resulting decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is due to an increase in sales of our canine heartworm diagnostic products of $536,000 offset by a decrease in our sales of poultry diagnostic products of $334,000 and an increase in performance rebates earned by distributors during the third quarter of 2001 of $96,000. The increased sales of our canine heartworm diagnostic products is due to increased sales by our distributors, resulting from our working more closely with them and utilizing unique and aggressive promotional programs such as the WITNESS® Challenge. The decrease in our sales of poultry diagnostic products is due to manufacturing problems at our supplier, which resulted in a June 2001 recall of substantially all of our poultry diagnostics. Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations.

          Our net sales for the nine months ended September 30, 2001 decreased by $3,963,000 or 16% from the nine months ended September 30, 2000. The decrease reflects a decrease in our sales of vaccine products of $4,456,000, an increase in our diagnostic product sales of $1,163,000 and a decrease in our instrument product sales of $670,000. The decrease in our vaccine sales is due solely to Intervet’s inability to supply us with FeLV vaccine and our resulting decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is due to an increase in sales of our canine heartworm diagnostic products of $1,527,000 and an increase in our sales of poultry diagnostic products of $399,000, which we acquired in April 2000, offset by an increase in performance rebates earned by distributors during 2001 of $763,000. The increased sales of our canine heartworm diagnostic products are due to increased sales by our distributors, resulting from our working more closely with them and utilizing unique and aggressive promotional programs such as the WITNESS® Challenge. The increase in our sales of poultry diagnostic products was a result of having nine months of sales in 2001 compared to less than six months in 2000, but 2001 sales were hurt by manufacturing problems at our supplier, which resulted in a June 2001 recall of substantially all of our poultry diagnostic products. Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations.

          On June 1, 2001, we assigned our FeLV vaccine distribution agreement with Intervet to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell back to us 621,000 shares of our common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow us to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder or which was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If we fail to meet this royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, we will reclassify the mandatorily redeemable common stock to equity.

          In March 1999, we amended our U.S. FeLV vaccine supply agreement with Merial, and we received $1,453,000 which we were recognizing as license fee revenue over the remaining life of the supply agreement. Because we assigned our distribution agreement with Intervet to Merial, we have no further contractual obligations under the supply agreement and we recognized, in June 2001, the remaining $868,000 of deferred license fee revenue. Our vaccine sales totalled $4,968,000 and $6,013,000 during 2000 and 1999, respectively.

          Our cost of sales as a percentage of our net sales was 42% during the third quarter of 2001 compared to 51% during the third quarter of 2000 (i.e., our gross margin increased to 58% from 49%), and our cost of sales as a percentage of our net sales was 42% during the nine months ended September 30, 2001 compared to 50% during the nine months ended September 30, 2000 (i.e., our gross margin increased to 58% from 50%). The higher gross margins are a direct result of these factors:

•	the decreased vaccine sales which have historically had low margins;

•	sales of the newly acquired poultry diagnostic products which have significantly higher margins; and

•	an offset due to the fact that a significant portion of our manufacturing costs are fixed costs.

          Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, VetRED® and the SCA 2000™ products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

          We are currently in the process of transferring the manufacturing of our poultry diagnostic products from our supplier to our manufacturing facilities in San Diego, some of which have already been successfully transferred, and we expect the transfer to be completed by the end of the first quarter of 2002. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

          Our research and development expenses during the third quarter of 2001 decreased by $50,000 or 9% from the third quarter of 2000, and decreased by $229,000 or 14% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decreases are due primarily to the decrease in our instrument research and development effort in conjunction with the scaling back of our instrument manufacturing operations, and decreases in patent legal expenses commensurate with reduced patent filing activities. Our research and development expenses as a percentage of our net sales were 8% and 7% during the third quarter of 2001 and 2000, respectively and were 7% and 6% during the nine months ended September 30, 2001 and 2000, respectively.

          Our selling and marketing expenses during the third quarter of 2001 decreased by $945,000 or 38% from the third quarter of 2000, and decreased by $2,977,000 or 39% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decreases are due primarily to the disposition of W3COMMERCE (our Internet marketing services subsidiary) during the fourth quarter of 2000, the termination of our direct-to-veterinarian telemarketing group during the third quarter of 2000 and a concerted effort to reduce our print media advertising. Our selling and marketing expenses as a percentage of our net sales were 26% and 34% during the third quarter of 2001 and 2000, respectively, and were 22% and 30% during the nine months ended September 30, 2001 and 2000, respectively.

          Our general and administrative expenses during the third quarter of 2001 increased by $62,000 or 4% over the third quarter of 2000, and decreased by $437,000 or 9% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase during the third quarter is due to consulting expenses, offset by the decrease in our administrative expenses related to our instrument manufacturing operations as a result of the scale back of those operations, a decrease in legal expenses related to a decrease in the level of activity of our patent litigation with Heska Corporation (“Heska”) and a decrease in foreign currency transaction losses related to our intercompany balance with Synbiotics Europe (“SBIO-E”) as that balance has been decreasing. The decrease during the nine month period is due to the decrease in our administrative expenses related to our instrument manufacturing operations as a result of the scale back of those operations, a decrease in legal expenses related to a decrease in the level of activity of our patent litigation with Heska and a decrease in foreign currency transaction losses related to our intercompany balance with SBIO-E as that balance has been decreasing. Our general and administrative expenses as a percentage of our net sales were 25% and 20% during the third quarter of 2001 and 2000, respectively, and were 22% and 20% during the nine months ended September 30, 2001 and 2000, respectively.

          Our net interest expense during the third quarter of 2001 decreased by $91,000 or 30% from the third quarter of 2000, and decreased by $169,000 or 19% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, due to decreases in the prime rate during the first, second and third quarters of 2001, as well as the fact that our $2,813,000 convertible note payable to W3COMMERCE was extinguished on January 1, 2001 in conjunction with our sale of 84% of our investment in W3COMMERCE.

          Our effective tax rate was 1% and -2% for the nine months ended September 30, 2001 and 2000, respectively. As of December 31, 2000, we had established a deferred tax asset valuation allowance for all of our U.S. deferred tax assets. During the nine months ended September 30, 2001, we utilized certain U.S. deferred tax assets (primarily net operating loss carryforwards) and we released a corresponding portion of our deferred tax valuation allowance, resulting in no deferred tax expense. In addition, due to our utilization of net operating loss carryforwards, our current tax expense represents alternative minimum taxes.

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

          On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for us for fiscal years beginning after December 15, 2001.

Financial Condition and Liquidity

          We believe that our present capital resources, which included negative working capital of $2,836,000 at September 30, 2001, are insufficient to meet our working capital needs and service our debt for the next twelve months. Additionally, pursuant to our debt agreement with Imperial Bank, we are required to maintain certain financial ratios and levels of tangible net worth and we are also restricted in our ability to make capital expenditures or investments without Imperial Bank’s consent. As of September 30, 2001, we had outstanding principal balances on our Imperial Bank debt of $7,532,000. As of September 30, 2001, we were not in compliance with some of our financial covenants, and we had not obtained a waiver from Imperial Bank. In any event, the debt matures on March 29, 2002. We do not have enough capital resources to repay the debt.

          It is imperative that we raise additional capital within the next few months. We are currently exploring our options which potentially include the sale of our business, a merger or acquisition, debt restructuring, and the sale of additional equity. In addition, we have taken steps to eliminate cash drains; for example, in the fourth quarter of 2000 we divested W3COMMERCE and scaled back our instrument manufacturing operations, and we terminated our direct selling initiative in the third quarter of 2000.

          We restructured a $1,000,000 payment due to Kirkegaard & Perry Laboratories, Inc. (“KPL”) in conjunction with our April 2000 acquisition of KPL’s poultry diagnostic product line by agreeing to pay $200,000 in April 2001 and to make eight monthly payments of $100,000 beginning in May 2001. As of September 30, 2001, we had a remaining balance of $300,000.

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

          Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. One effect of this is a need to devote large amounts of cash to building canine heartworm diagnostic products inventory in preparation for the canine heartworm selling season at a time when our working capital is relatively low.

Future Operating Results

          Our future operating results are subject to a number of factors, including:

It is imperative that we obtain additional capital in the near future

          We will need to raise additional capital within the next few months or else we will be unable to build sufficient inventory in anticipation of next year’s canine heartworm diagnostic selling season. We are currently exploring our options which potentially include the sale of our business, a merger or acquisition, debt restructuring, and the sale of additional equity.

          As of September 30, 2001, we were not in compliance with covenants on $7,532,000 of indebtedness to Imperial Bank (see below). If Imperial Bank declares the loans to be in default, we will be unable to repay the loans. Also, we do not have the resources to repay the loans on their March 29, 2002 maturity date.

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

          Our independent auditors’ report, related to our financial statements as of and for the year ended December 31, 2000, indicated that they have substantial doubt about our ability to continue as a going concern.

We are not in compliance with our bank loan covenants

          As of September 30, 2001, we were not in compliance with some of the financial covenants in our agreement with Imperial Bank, and we have not obtained waivers from the bank. We cannot assure you that we will be in compliance with the covenants in the future. Failure to be in compliance with the covenants places us in technical default of the debt agreement, and Imperial could demand repayment of the loans. We do not have and would not have the funds to repay the loans on short notice.

We may sell our business

          In 2000, we announced that we engaged investment bankers to consider means of enhancing shareholder value, including the possible sale of our business. There can be no assurance that our business can be sold for a favorable price. Also, the uncertainties caused by this process may undermine our relationships with our customers, employees and suppliers.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

          The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current principal competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

          Our canine heartworm diagnostic products constituted 44% of our sales for the nine months ended September 30, 2001. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999—2001 by a new heartworm product from Heska Corporation. We are suing Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

          We did not achieve profitability for the years ended December 31, 1998, 1999 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $30,473,000 at September 30, 2001. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

We depend on third party manufacturers

          We contract for the manufacture of some of our products, including our Witness® canine heartworm and feline leukemia diagnostic products, VetRED®, some of our poultry diagnostic products and our SCA 2000™ products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness® canine heartworm and feline leukemia diagnostic products and VetRED®, are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	increases in prices and the potential misappropriation of our intellectual property; and

•	limited negotiating leverage in the event of disputes with the third-party manufacturers.

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

          In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products. We have replaced the affected products that were held by our customers. The cost of this recall and the related replacement products was borne by KPL. However, our sales of poultry diagnostic products during the third quarter of 2001 were adversely affected, and our future sales of these products could be materially adversely affected.

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

Our canine heartworm business is seasonal

          Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. One effect of this is a need to devote large amounts of cash to building canine heartworm diagnostic products inventory in preparation for the canine heartworm selling season at a time when our working capital is relatively low.

Any failure to adequately establish or protect our proprietary rights may adversely affect us

          We rely on a combination of patent, copyright, and trademark laws, trade secrets, and confidentiality and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have 13 issued U.S. patents and one pending patent application. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed. From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the animal health care market increases.

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

          The U.S. patent application system also exposes us to risks. In the United States, the first party to make a discovery is granted the right to patent it and patent applications are generally maintained in secrecy until the underlying patents issue. For these reasons, we can never know if we are the first to discover particular technologies. Therefore, we can never be certain that our technologies will be patented and we could become involved in lengthy, expensive, and distracting disputes concerning whether we were the first to make the disputed discovery. Any of these events would materially harm our business.

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

We use hazardous materials

          Our business requires that we store and use hazardous materials and chemicals. Although we believe that our procedures for storing, handling, and disposing of these materials comply with the standards prescribed by local, state, and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. If any of these materials were mishandled, or if an accident with them occurred, the consequences could be extremely damaging and we could be held liable for them. Our liability for such an event would materially harm our business and could exceed all of our available resources for satisfying it.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

          Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

          The fair value of our interest bearing debt at September 30, 2001 was $7,532,000, which has a variable interest rate based on the prime rate.

          A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points any ability we have to refinance our bank debt would be seriously compromised.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Synbiotics Corporation v. Heska Corporation—United States District Court for the Southern District of California

          On November 12, 1998, we filed a lawsuit against Heska Corporation (“Heska”) claiming that Heska infringes a patent owned by us, which covers both our and Heska’s heartworm diagnostic products. On January 14, 1999, Heska filed a counterclaim against us seeking a declaratory judgment that our patent is invalid and unenforceable. We deny Heska’s allegations that our patent is invalid and unenforceable, and plan to vigorously defend our patent against the allegations. In the event that we were to lose our lawsuit against Heska, we believe our only direct liability would be our out-of-pocket legal expenses. Although Heska’s counterclaim does not include a claim for damages, if we were to lose on Heska’s counterclaim, we could face additional competition for our canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating our patented technology. The lawsuit is scheduled for trial in April 2002.

MTrade Comercio Importacao E Exporta, a Brazilian corporation, vs. Synbiotics Corporation—San Diego County Superior Court

          On August 3, 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against us alleging a breach of contract related to a distribution agreement for certain of our products which we terminated due to MTrade’s lack of performance under the agreement. The lawsuit seeks unspecified damages, plus court costs and attorney fees. We plan to vigorously defend ourselves against the lawsuit, and we are in the process of preparing our response to the complaint.

Item 2.    Changes in Securities

          None.

Item 3.    Defaults Upon Senior Securities

          None.

Item 4.    Submission of Matters to a Vote of Security Holders

          None.

Item 5.    Other Information

          None.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

None.

          (b)  Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SY	NBIOTICS CORPORATION

Da	te: November 6, 2001
/s/ MICHAEL K. GREEN

Michael K. Green
Senior Vice President and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)