Form 10-K405
period 2001-12-31
SYNBIOTICS CORP
filed 2002-04-01
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11303

SYNBIOTICS CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3737816
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11011 Via Frontera San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 451-3771
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 21, 2002 was approximately $2,044,000 based on the closing sale price as reported by the NASD over-the-counter bulletin board.

As of March 21, 2002, 9,610,979 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant’s definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with the solicitation of proxies for its July 30, 2002 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

SYNBIOTICS CORPORATION

PART I

Item 1.     Business

General

Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are the second largest provider of diagnostic products to the animal health market.

Our strategy in the animal health business is to grow from our established position in the market through new products and technologies, expanded distribution, enhanced marketing and acquisitions and licensing. We are combining our ability to generate products through research and development, acquisitions, and licensing agreements with our ability to distribute products through established global channels. Our product portfolio consists of 96 diagnostic test kits and detection devices. Many of our products hold strong positions in their specific markets.

In January 2000, we acquired W3COMMERCE, LLC, an Internet marketing services company operating in both the animal health industry and in other industries. After making a substantial investment in W3COMMERCE, we decided to exit the Internet services business and sold 84% of W3COMMERCE back to its original owners at the end of 2000.

Market and Product Overview

We sell our products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 120 million in the United States alone. We believe that our current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

Our most commercially successful products are our canine heartworm diagnostics (representing 39% of 2001 sales). We estimate that we have approximately a 30% share of the estimated $30 million U.S. heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

Marketing

We sell our products in the United States, Canada, Europe, Asia and, to a limited extent, Latin America. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, we sell our small-animal products through distributors and on an original equipment manufacturer (“OEM”) basis, and our large-animal products directly to laboratories. We maintain a marketing and sales force, which trains distributor representatives, responds to technical inquiries, promotes products directly to veterinarians, advertises and promotes products through direct mail and journal advertisements, and provides other marketing support functions.

Manufacturing

We manufacture most of our products at our facilities located in San Diego, California, Rome, New York and Lyons, France. However, we rely on outside manufacturers for our WITNESS® canine heartworm and feline leukemia diagnostic products, our VetRED® product and our SCA 2000™ products. Our WITNESS® canine heartworm and feline leukemia diagnostic products and our VetRED® product are licensed to us by their respective outside manufacturers.

Patents and Trade Secrets

We believe that our proprietary technology is an important competitive factor in our business, and that protection of our intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, we generally seek, and will continue to seek, to protect our interests by treating our particular variations in the production of monoclonal antibodies as trade secrets. We also pursue, and intend to continue to aggressively pursue, protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. We currently are in litigation to enforce our important canine heartworm patent against a competitor. At present, we have been granted 13 U.S. patents and we have one U.S. patent pending.

Government Regulation

Most diagnostic test kits for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture (“USDA”). Germany and Japan are the only foreign countries in which we market our diagnostic products that require governmental approval for animal diagnostic products. Our instrumentation products are not subject to USDA regulation. Our canine semen freezing products and canine ovulation timing diagnostic products fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA.

Our manufacturing facilities in San Diego and Lyons, France are licensed by the USDA and adhere to Good Manufacturing Practices (“GMP”) standards. The instrumentation manufacturing facility located in Rome, New York is not licensed by the USDA as the manufactured products are not subject to USDA regulation. Our French manufacturing facility is not licensed by any foreign regulatory agency as there is no licensing requirement. The manufacturing facilities of our important suppliers are subject to licensing and regulatory approval in both the United States and Europe.

In addition to the foregoing, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business.

Competition

We believe that we are the second-leading competitor in the animal health diagnostic market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $386,000,000 (for 2001) that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Research and Development

The Company spent approximately $1,823,000 and $2,210,000 on research and development activities during the years ended December 31, 2001 and 2000, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

As of December 31, 2001, we had a total of 138 employees worldwide, 133 of whom were full-time.

Raw Materials

The manufacturing of diagnostics and diagnostic instruments requires raw materials which generally are, and have been, readily available from several sources.

Financial Information About Industry Segments and Financial Information About Foreign and Domestic Operations and Export Sales

See Note 12 to our financials statements in Item 8 of Part II of this Form 10-K.

Item 2.     Properties

We lease two buildings in San Diego, California. The buildings contain approximately 49,000 square feet of space, and house our corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. In addition, the manufacturing and research and development facilities related to our instrumentation products (exclusive of our SCA 2000™) are housed in a 6,000 square foot building located in Rome, New York. We also lease an approximately 25,000 square foot building in Lyons, France which houses Synbiotics Europe’s (“SBIO-E”) corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. We also lease a Malvern, Pennsylvania facility for operating our PennHIP® business, a sales office in Kansas City, Missouri, and a research office in College Park, Maryland.

We believe that these facilities are adequate for our current level of operations.

Item 3.     Legal Proceedings

Synbiotics Corporation v. Heska Corporation – United States District Court for the Southern District of California

On November 12, 1998, we filed a lawsuit against Heska Corporation (“Heska”) claiming that Heska infringes a patent owned by us, which covers both our and Heska’s heartworm diagnostic products. On January 14, 1999, Heska filed a counterclaim against us seeking a declaratory judgment that our patent is invalid and unenforceable. We deny Heska’s allegations that our patent is invalid and unenforceable, and plan to vigorously defend our patent against the allegations. In the event that we were to lose our lawsuit against Heska, we believe our only direct liability would be our out-of-pocket legal expenses. Although Heska’s counterclaim does not include a claim for damages, if we were to lose on Heska’s counterclaim, we could face additional competition for our canine heartworm diagnostic products as other third parties would be able to manufacture products incorporating our patented technology. The lawsuit is scheduled for trial in May 2002.

MTrade Comercio Importacao E Exporta, a Brazilian corporation, vs. Synbiotics Corporation – San Diego County Superior Court

On August 3, 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against us alleging a breach of contract related to a distribution agreement for certain of our products which we terminated due to MTrade’s lack of performance under the agreement. In January 2002, MTrade withdrew its complaint, and re-filed the complaint in March 2002. We have not been served with the re-filed complaint. The lawsuit seeks $700,000 in actual damages, as well as unspecified damages, plus court costs and attorney fees. We are exploring with MTrade the possibility of mediating the dispute. If mediation is unsuccessful, we plan to vigorously defend ourselves against the lawsuit.

The London Manhattan Company, Inc. vs. Synbiotics Corporation – South Carolina Court of Common Pleas

In March 2002, The London Manhattan Company, Inc. (“London Manhattan”) filed a lawsuit against us alleging breach of contract and breach of contract accompanied by a fraudulent act, because we did not pay London Manhattan an investment banking fee in conjunction with the January 2002 Redwood transaction. We had terminated the investment banking agreement with London Manhattan seven months prior to the Redwood transaction, and London Manhattan had no involvement with the Redwood transaction. We have not been served with the complaint. The lawsuit seeks unspecified damages, but an earlier demand letter from London Manhattan demanded $140,000. We plan to vigorously defend ourselves against the lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted in the NASD over-the-counter bulletin board under the symbol SBIO. Price ranges reported are the high and low sale price information as reported by the NASD over-the-counter bulletin board. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. No cash dividends have ever been paid on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. As of March 21, 2002, there were approximately 576 shareholders of record of our common stock.

Year	Quarter	High	Low
2000	1st Quarter	$7.13	$2.44
	2nd Quarter	$3.50	$2.00
	3rd Quarter	$3.28	$2.00
	4th Quarter	$2.09	$0.25

2001	1st Quarter	$0.88	$0.38
	2nd Quarter	$0.70	$0.23
	3rd Quarter	$0.42	$0.12
	4th Quarter	$0.34	$0.13

Item 6.     Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Total revenues	$27,521	$31,329	$30,696	$31,534	$23,618
Income (loss) before extraordinary item	431	(17,920)	(1,694)	(1,911)	207
Net income (loss)	431	(18,518)	(1,566)	(1,911)	207
Basic income (loss) per share:
Income (loss) before extraordinary item	0.04	(1.93)	(0.20)	(0.23)	0.02
Net (loss) income	0.04	(2.00)	(0.19)	(0.23)	0.02
Diluted income (loss) per share:
Income (loss) before extraordinary item	0.04	(1.93)	(0.20)	(0.23)	0.02
Net income (loss)	0.04	(2.00)	(0.19)	(0.23)	0.02

	December 31,
	2001	2000	1999	1998	1997
	(In Thousands)
Consolidated Balance Sheet Data:
Total assets	$26,502	$32,202	$44,531	$45,930	$42,111
Long-term obligations	10,943	7,508	10,356	10,856	10,783

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K contains both historical financial information and forward-looking statements. Forward-looking statements are characterized by words such as “intend”, “plan”, “believe”, “will”, “would”, etc. Historical financial information may not be indicative of future financial performance. In fact, future financial performance may be materially different than the historical financial information presented herein. Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, including those detailed under the caption “Certain Risk Factors”, which could cause actual future results to differ materially from what is suggested by the forward-looking information.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our net sales for the year ended December 31, 2001 decreased by $4,579,000 or 15% from the year ended December 31, 2000. The decrease reflects a decrease in our sales of vaccine products of $4,664,000, an increase in our diagnostic product sales of $1,084,000 and a decrease in our instrument product sales of $999,000. The decrease in our vaccine sales is due solely to Intervet’s inability to supply us with FeLV vaccine, resulting in our decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is due to an increase in sales of our canine heartworm diagnostic products of $2,038,000 and an increase in our sales of poultry diagnostic products of $180,000, which we acquired in April 2000, offset by an increase in performance rebates earned by distributors during 2001 of $1,134,000. The increased sales of our canine heartworm diagnostic products are due to increased sales by our distributors, resulting from our working more closely with them and utilizing unique and aggressive promotional programs such as the Witness® Challenge. The increase in our sales of poultry diagnostic products was a result of having a full year of sales in 2001 compared to less than nine months in 2000, but 2001 sales were hurt by manufacturing problems at our supplier, which resulted in a June 2001 recall of substantially all of our poultry diagnostic products. Our instrument product sales decreased primarily due to our decision in the fourth quarter of 2000 to scale back our instrument manufacturing operations, and we are planning to dispose of this line of business in 2002.

We recognize revenue from product sales when title and risk of loss transfers to our customer, which is generally upon shipment. Amounts we charge to our customers for shipping and handling are included in our net sales. We provide promotional discounts and rebates to certain of our distributors. Based upon the structure of these rebate programs and our past history, we are able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of our net sales. We recognize license fee revenue ratably over the license term when we have further performance obligations to our licensee. In the event that we have no further performance obligations to our licensee, we recognize license fee revenue upon receipt.

On June 1, 2001, we assigned our FeLV vaccine distribution agreement with Intervet to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell back to us 621,000 shares of our common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow us to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder of which was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If we fail to meet this royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, we will reclassify the mandatorily redeemable common stock to shareholders’ equity. We have made all scheduled payments through March 2002.

In March 1999, we amended our U.S. FeLV vaccine supply agreement with Merial, and we received $1,453,000 which we were recognizing as license fee revenue over the remaining life of the supply agreement. Because we assigned our distribution agreement with Intervet to Merial, we have no further contractual obligations under the supply agreement and we recognized, in June 2001, the remaining $868,000 of deferred license fee revenue. Our vaccine sales totalled $4,968,000 and $6,013,000 during 2000 and 1999, respectively, of which $1,500,000 and $1,040,000 was sold to Merial in France in 2000 and 1999, respectively.

Our cost of sales as a percentage of our net sales was 44% during the year ended December 31, 2001 compared to 55% during the year ended December 31, 2000 (i.e., our gross margin increased to 56% from 45%). The higher gross margins are a direct result of these factors:

•	the decreased vaccine sales which have historically had low margins, and

•	increased sales of our poultry diagnostic products which have significantly higher margins.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, VetRED® and the

SCA 2000™ products are manufactured by third parties. Our poultry diagnostic products were manufactured for us by a third party during 2001 and 2000. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

We are currently in the process of transferring the manufacturing of our poultry diagnostic products from our supplier to our manufacturing facilities in San Diego. Some of these products have already been successfully transferred, and we expect the transfer to be completed by the end of the first quarter of 2002. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

Our research and development expenses decreased by $387,000 or 18% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease is due primarily to the decrease in our instrument research and development effort in conjunction with the scaling back of our instrument manufacturing operations, and decreases in patent legal expenses commensurate with reduced patent filing activities. Our research and development expenses as a percentage of our net sales were 7% during the years ended December 31, 2001 and 2000, respectively.

Our selling and marketing expenses decreased by $3,198,000 or 34% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease is due primarily to the disposition of W3COMMERCE (our Internet marketing services subsidiary) at the end of 2000, the termination of our direct-to-veterinarian telemarketing group during the third quarter of 2000 and a concerted effort to reduce our print media advertising. Our selling and marketing expenses as a percentage of our net sales were 24% and 31% during the years ended December 31, 2001 and 2000, respectively.

Cash was extremely tight for us throughout 2001, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity during the year may have had a detrimental impact on our business in 2001. It is unclear whether any impact on our business would continue in 2002.

Our general and administrative expenses during the year ended December 31, 2001 did not change significantly from the year ended December 31, 2000. Our general and administrative expenses as a percentage of our net sales were 24% and 21% during the years ended December 31, 2001 and 2000, respectively.

Our net interest expense decreased by $407,000 or 30% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to decreases in the prime rate during 2001, as well as the fact that our $2,813,000 convertible note payable to W3COMMERCE was extinguished on January 1, 2001 in conjunction with our sale of 84% of our investment in W3COMMERCE.

We recognized a benefit from income taxes of $11,000 during 2001 as compared to a provision for income taxes of $8,791,000 during 2000. The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes in 2000 related to impairment losses, and an increase in our deferred tax asset valuation allowance in 2000 of $9,372,000. Due to the change in our ownership resulting from the January 2002 Redwood transaction, our utilization of both Federal and state net operating carryforwards is limited to $148,000 per year. As a result of this limitation, $14,439,000 of our Federal net operating loss carryforwards, and $911,000 of our state net operating loss carryforwards, may expire before they can be utilized.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30,

2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease ($1,446,000, $1,451,000 and $1,199,000 in 2001, 2000 and 1999, respectively), and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. We will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for us  January 1, 2002, and we believe there will be no material impact on our results of operations due to the adoption of FAS 144.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Our net sales for the year ended December 31, 2000 increased $636,000 or 2% over the year ended December 31, 1999. The increase reflects an increase in our diagnostic product sales of $420,000 and an increase in our instrument product sales of $1,261,000, while sales of our vaccine products decreased $1,045,000. The increase in our sales of diagnostic products is primarily due to sales of the KPL poultry diagnostic products which we acquired in April 2000, offset by the effect of aggressive promotional discounts in the United States during the first quarter of 2000 which attempted to respond to increased competition in the canine heartworm diagnostic market. While our canine heartworm diagnostic sales in units increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the first half of 2000 increased by 6% over the first half of 1999, yet our sales in dollars for these products decreased by 17%. In Europe, sales of our large animal diagnostic products decreased due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French franc against the U.S. dollar also negatively impacted our reported European diagnostic sales. Our instrument product sales increased due to sales in the U.S. and in Europe (as these instruments have obtained the European CE mark), increased sales of reagents resulting from increased placements of instruments, and a full year’s worth of sales of our SCA 2000™ blood coagulation timing instrument, which we introduced during the second quarter of 1999. Our decreased vaccine sales reflects the absence of sales of vaccines to private label partners which we discontinued during the third quarter of 1999 because we were unable to obtain a supply of a crucial manufacturing material, as well as Intervet’s inability to manufacture FeLV vaccine at the end of 2000 with which we could have filled Merial’s orders. At the end of 2000 there were backorders of $1,200,000 for FeLV vaccine for shipment to Merial in Europe.

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

Our cost of sales as a percentage of our net sales was 55% during the year ended December 31, 2000 compared to 52% during the year ended December 31, 1999 (i.e., our gross margin decreased to 45% from 48%). Although we had an overall increase in our sales during 2000, and although the poultry diagnostic products have relatively high margins, our lower gross margins are a result of the effect of the promotional discounts in the first quarter of 2000 discussed above. Our gross margins are restrained by the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, our poultry diagnostic products, VetRED® and the SCA 2000™ products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

Our research and development expenses during the year ended December 31, 2000 did not change significantly from the year ended December 31, 1999. Our research and development expenses as a percentage of our net sales were 7% during the years ended December 31, 2000 and 1999, respectively.

Our selling and marketing expenses during the year ended December 31, 2000 increased by $2,382,000 or 33% over the year ended December 31, 1999. The increase is due primarily to the results of our internet marketing efforts through W3COMMERCE (which we acquired in January 2000) and an increase in our direct-to-veterinarian telemarketing group. The disappointing results related to W3COMMERCE were due to delays in execution of the business plan, a slowdown in e-business and our lack of resources to fully fund W3COMMERCE’s efforts. Our selling and marketing expenses as a percentage of our net sales were 31% and 23% year ended December 31, 2000 and 1999, respectively. At the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduced the headcount of our telesales force. In addition, at the end of December 2000, we agreed to sell 84% of our investment in W3COMMERCE back to its original owners.

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

During 2000, we recognized impairment losses totalling $3,985,000. $2,999,000 relates to the goodwill and equipment utilized in our instrument manufacturing facility located in Rome, NY. We are planning to dispose of this line of business in 2002. The remaining $986,000 of impairment losses relates to our investment in W3COMMERCE, which we sold 84% of back to its original owners at the end of 2000.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Our net sales for the year ended December 31, 1999 decreased by $780,000 or 2% from the year ended December 31, 1998. The decrease reflects a decrease in our sales of diagnostic products of $687,000, a decrease in our vaccine product sales of $1,093,000, and an increase in our instrument sales of $1,000,000. The decrease in our sales of diagnostic products is due primarily to a decrease in our canine heartworm diagnostics sales of 3% which resulted from increased competition, both from former Synbiotics distributors who now carry competitors’ products and from a new Heska product. We are suing Heska for patent infringement with respect to this product. The decreased vaccine sales were due to a decrease of 15% in sales of our vaccines to private label partners resulting from the phase-out of sales of most of our Synbiotics-labeled vaccines, offset by an increase of 20% in sales of bulk FeLV vaccine (related to the timing of shipments as requested by Merial, our OEM customer).

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

The increase in our instrument product sales was due to sales of our SCA 2000™ blood coagulation timing instrument, which we introduced in the second quarter of 1999, and an increase in sales of our ProChem® instrument products, which we acquired in conjunction with our 1998 acquisition of Prisma Acquisition Corp. (“Prisma”).

Although veterinary products manufacturers, including us, have traditionally relied on distributors, we increased in 1999 our direct sales of products to veterinarians via telesales and the Internet as part of a focused strategy. In addition, we stopped selling to several distributors and to Vedco, Inc., a distributor co-op, in the second quarter of 1999.

Our cost of sales as a percentage of net sales was 52% during the year ended December 31, 1999 compared to 49% during the year ended December 31, 1998 (i.e., our gross margin decreased to 48% from 51%). The lower gross margin was a direct result of two factors: i) the decrease in our sales and ii) the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, VetRED® and the SCA 2000™ products are manufactured by third parties.

In March 1999, we amended (effective July 1, 1998) our U.S. FeLV vaccine supply agreement with Merial. Since 1992, we have supplied FeLV vaccine to Merial in the United States. This has included shipments to Merial at our cost, while Merial has paid a royalty to us on their sales of Merial-labeled FeLV vaccine. In exchange for $1,500,000 in cash ($1,453,000 of which we are recognizing ratably over the remaining term of the supply agreement, and the remainder was applied to royalties receivable from Merial), the revised supply agreement broadens Merial’s U.S. distribution rights (which were an area of ongoing discussions) and eliminates the royalty. In addition, we agreed to work with Merial to try to have Intervet supply FeLV vaccine directly to Merial for U.S. distribution. Our FeLV vaccine sales to Merial in the U.S. totalled $2,431,000 and $2,029,000 during 1999 and 1998, respectively. In the meantime, we agreed to continue to resell Intervet-supplied FeLV vaccine to Merial at cost for the U.S. Sales of our own VacSyn FeLV vaccine product, our sales to Merial in France, which are at a profit rather than at cost, and the collaborative research relationship between Merial and us were not affected by this amendment.

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

On July 28, 1998, we entered into a settlement agreement with Barnes-Jewish Hospital resolving the Hospital’s patent infringement lawsuit. We paid the Hospital $1,600,000 in cash, 333,000 shares of the our common stock, and agreed to pay undisclosed future payments and royalties. We recorded a pre-tax charge of approximately $3,922,000 and we reclassified $678,000 of legal expenses related to the patent litigation from general and administrative expenses. In January 2000, we issued an additional 135,000 shares of common stock to the Hospital upon the resolution of a contingency contained in the settlement agreement. We recorded a pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock.

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

Financial Condition and Liquidity

In January 2002, we issued 2,800 shares of Series B preferred stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash. Without this investment, we would not have had the working capital necessary to continue our business. The Series B preferred shares may become convertible into an aggregate of 21,797,000 shares of our common stock, are entitled to quarterly cumulative dividends at a 7.5% annual rate and are entitled to an aggregate liquidation preference of $2,800,000 plus accumulated and paid dividends. Redwood representatives now constitute a majority of our board of directors, and Redwood also controls approximately 54% of our voting stock on a fully diluted basis, after taking into account the 8,254,000 shares of common stock to be issued as retention bonuses to certain employees. The Series B preferred stock defines a merger and/or acquisition as a liquidating event; and as a result, the Series B preferred stock is considered to be mandatorily redeemable and will be classified outside of permanent shareholders’ equity on the balance sheet. In addition, the Series B preferred stock contains a beneficial conversion feature valued at $2,800,000, which will result in our recording a dividend in the amount of $2,800,000 when the Series B preferred stock first becomes convertible. The value of the beneficial conversion feature will reduce the income available to holders of our common stock for purposes of earnings per share calculations.

In conjunction with the Redwood transaction, and pursuant to the selectively amended retention bonus agreements, we will issue, on or before May 15, 2002, an aggregate of 8,254,000 shares of our common stock to certain employees. We also agreed to pay the employees’ income tax withholding obligation related to the stock retention bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of our common stock. In addition, we also amended cash retention bonus agreements with certain of our employees so that $617,000 that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003. In addition, under the employees’ cash retention bonus agreements, options to purchase an aggregate of 72,000 shares of our common stock became immediately vested upon consummation of the Redwood transaction, and the expiration date of the 72,000 stock option was extended to January 25, 2004. We recorded compensation expense in January 2002 totalling $3,258,000 related to the retention bonuses.

We amended our credit agreement with Comerica Bank—California (“Comerica”) in conjunction with the Redwood transaction. Without the amendment, we could not have repaid our indebtedness to Comerica when it came due. The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. In addition, we must make a partial prepayment if our EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000. As of December 31, 2001, we were not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants for the future. We believe we will be able to repay or refinance the amended Comerica note when it comes due in 2004.

The following table summarizes the future cash payments related to our contractual obligations as of December 31, 2001 (amounts are in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter
Long-term debt	$7,232	$1,200	$1,475	$4,557
Operating leases	4,953	964	584	527	$536	$368	$1,974
Other long-term obligations	2,500				1,000	1,500

We believe that our present capital resources, including our working capital of $2,462,000 at December 31, 2001, the cash investment from Redwood and the restructured Comerica debt, as well as our anticipated cash from operations, are sufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months.

The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of our FeLV vaccine distribution rights, Merial waived its rights under the put provision. However, if we fail to make certain royalty payments to Merial through April 2002, the rights under the put provision will revert to Merial and we would not have the funds necessary to buy back the shares. We have made all scheduled payments through March 2002.

Our operations are seasonal due to the success of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. We believe that increased sales of our SCA 2000 instruments and supplies and our poultry diagnostic products will also reduce our seasonality.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We may need additional capital in the future

We currently anticipate that our existing cash balances and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of our feline leukemia vaccine distribution rights, Merial waived its rights under the put provision. However, if we fail to make certain royalty payments to Merial through April 2002, the rights under the put provision will revert to Merial and we would not have the funds necessary to buy back the shares. We have made all scheduled payments through March 2002.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 39% of our sales for the year ended December 31, 2001. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999-2001 by a new heartworm product from Heska. We are suing Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2000 and 1999, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $31,766,000 at December 31, 2001. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

The effects of our 2001 liquidity issue may linger

Cash was extremely tight for us throughout 2001, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity during the year may have had a detrimental impact on our business in 2001. It is unclear whether any impact on our business would continue in 2002.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from KPL, or any other future acquisitions (collectively, the “Acquired Business”) will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management’s attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business. We did not achieve the hoped-for benefits from some of our past acquisitions, most notably W3COMMERCE (2000).

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

In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products. We have replaced the affected products that were held by our customers. The cost of this recall and the related replacement products was borne by KPL. However, our sales of poultry diagnostic products during the second half of 2001 were adversely affected, and our future sales of these products could be materially adversely affected.

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

Also, because our patents and patent applications cover novel diagnostic approaches,:

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

Interest Rate Risk

The fair value of our interest bearing debt at December 31, 2001 was $7,232,000, which has a variable interest rate based on the prime rate.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PR	ICEWATERHOUSECOOPERS LLP

San Diego, California
March 27, 2002

SYNBIOTICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$1,039,000	$951,000
Accounts receivable (net of allowance for doubtful accounts of $166,000 and $270,000 in 2001 and 2000)	2,983,000	3,490,000
Inventories	5,059,000	5,273,000
Other current assets	796,000	911,000

	9,877,000	10,625,000
Property and equipment, net	1,648,000	1,983,000
Goodwill, net	12,074,000	13,161,000
Deferred tax assets		122,000
Deferred debt issuance costs	7,000	33,000
Investment in W3 held for sale		2,713,000
Other assets	2,896,000	3,565,000

	$26,502,000	$32,202,000

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,915,000	$6,296,000
Current portion of long-term debt	1,200,000	8,432,000
Deferred revenue	300,000	242,000
Other current liabilities		1,000,000

	7,415,000	15,970,000

Long-term debt	6,032,000	2,813,000
Deferred revenue		727,000
Other liabilities	1,804,000	1,668,000

	7,836,000	5,208,000

Mandatorily redeemable common stock	3,107,000	3,027,000

Commitments and contingencies (Note 11)
Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 24,800,000 shares authorized, 8,990,000 and 8,752,000 shares issued and outstanding at December 31, 2001 and 2000	40,286,000	40,164,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,411,000)	(1,085,000)
Accumulated deficit	(31,766,000)	(32,117,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	8,144,000	7,997,000

	$26,502,000	$32,202,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Net sales	$26,494,000	$31,073,000	$30,437,000
License fees	1,019,000	242,000	247,000
Royalties	8,000	14,000	12,000

	27,521,000	31,329,000	30,696,000

Operating expenses:
Cost of sales	11,681,000	17,002,000	15,694,000
Research and development	1,823,000	2,210,000	2,201,000
Selling and marketing	6,322,000	9,520,000	7,138,000
General and administrative	6,338,000	6,397,000	6,138,000
Impairment losses		3,985,000
Patent litigation settlement			479,000

	26,164,000	39,114,000	31,650,000

Income (loss) from operations	1,357,000	(7,785,000)	(954,000)
Other expense:
Interest, net	(937,000)	(1,344,000)	(1,152,000)

Income (loss) before income taxes	420,000	(9,129,000)	(2,106,000)
(Benefit from) provision for income taxes	(11,000)	8,791,000	(412,000)

Income (loss) before extraordinary item	431,000	(17,920,000)	(1,694,000)
Early extinguishment of debt, net of tax		(598,000)	128,000

Net income (loss)	431,000	(18,518,000)	(1,566,000)
Translation adjustment	(326,000)	(169,000)	(1,412,000)

Comprehensive income (loss)	$105,000	$(18,687,000)	$(2,978,000)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary item	$0.04	$(1.93)	$(0.20)
Early extinguishment of debt, net of tax		(0.07)	0.01

Net income (loss)	$0.04	$(2.00)	$(0.19)

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$431,000	$(18,518,000)	$(1,566,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,324,000	2,206,000	2,504,000
Stock compensation		132,000
Impairment losses		3,985,000
Loss (gain) on early extinguishment of debt		937,000	(200,000)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	394,000	1,027,000	(382,000)
Inventories	144,000	72,000	1,000
Deferred taxes	108,000	8,438,000	(346,000)
Other assets	124,000	159,000	104,000
Accounts payable and accrued expenses	63,000	249,000	1,594,000
Deferred revenue	(669,000)	(242,000)	1,211,000
Other liabilities	138,000	122,000	177,000

Net cash provided by (used for) operating activities	3,057,000	(1,433,000)	3,097,000

Cash flows from investing activities:
Acquisition of property and equipment	(232,000)	(640,000)	(383,000)
Proceeds from sale of investment in W3 held for sale	9,000
Proceeds from sale of securities available for sale		3,443,000
Acquisition of KPL poultry product line	(1,159,000)	(3,554,000)
Additional purchase price for prior acquisition	(368,000)
Investment in securities available for sale			(1,830,000)
Investment in W3			(168,000)

Net cash (used for) investing activities	(1,750,000)	(751,000)	(2,381,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		10,000,000
Payments of long-term debt	(1,200,000)	(9,068,000)	(1,800,000)
Debt issuance costs		(40,000)
Proceeds from exercise of common stock options and warrants		152,000
Proceeds from issuance of non-mandatorily redeemable common stock, net			399,000

Net cash (used for) provided by financing activities	(1,200,000)	1,044,000	(1,401,000)

Net increase (decrease) in cash and equivalents	107,000	(1,140,000)	(685,000)
Effect of exchange rates on cash	(19,000)	(169,000)	(1,412,000)
Cash and equivalents—beginning of period	951,000	2,260,000	4,357,000

Cash and equivalents—end of period	$1,039,000	$951,000	$2,260,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF NON-MANDATORILY REDEEMABLE COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY
	Common Stock
	Shares	Amount	Common Stock Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 1998	8,246,000	$38,134,000	$1,003,000	$496,000	$(11,776,000)	$27,857,000
Issuance of common stock pursuant to exercise of stock options	278,000	1,081,000				1,081,000
Expiration of stock options		69,000				69,000
Issuance of common stock pursuant to employee bonus plan	52,000	140,000				140,000
Cumulative translation adjustment				(1,412,000)		(1,412,000)
Accretion of mandatorily redeemable common stock					(126,000)	(126,000)
Net loss					(1,566,000)	(1,566,000)

Balance, December 31, 1999	8,576,000	39,424,000	1,003,000	(916,000)	(13,468,000)	26,043,000
Issuance of common stock pursuant to exercise of stock options	24,000	75,000				75,000
Issuance of common stock pursuant to employee bonus plan, net of forfeitures	(2,000)	100,000				100,000
Issuance of common stock in conjunction with the settlement of patent litigation (Note 4)	135,000	479,000				479,000
Issuance of common stock warrants (Note 8)			32,000			32,000
Exercise of common stock warrants (Note 8)	19,000	86,000				86,000
Cumulative translation adjustment				(169,000)		(169,000)
Accretion of mandatorily redeemable common stock					(131,000)	(131,000)
Net loss					(18,518,000)	(18,518,000)

Balance, December 31, 2000	8,752,000	40,164,000	1,035,000	(1,085,000)	(32,117,000)	7,997,000
Issuance of common stock pursuant to exercise of stock options	1,000	5,000				5,000
Expiration of stock options		8,000				8,000
Forfeitures of common stock pursuant to employee bonus plan	(13,000)
Issuance of common stock in conjunction with the sale of investment in W3 (Note 3)	250,000	109,000				109,000
Cumulative translation adjustment				(326,000)		(326,000)
Accretion of mandatorily redeemable common stock					(80,000)	(80,000)
Net income					431,000	431,000

Balance, December 31, 2001	8,990,000	$40,286,000	$1,035,000	$(1,411,000)	$(31,766,000)	$8,144,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

The Company

Synbiotics Corporation (the “Company”), incorporated in 1982, is an animal health business which develops, manufactures and markets diagnostic products for animals. In addition, the Company also develops and manufactures specialty products which are marketed to veterinarians and purebred dog enthusiasts. The Company’s principal markets are veterinarians and veterinary clinical laboratories in the United States and Europe. The Company’s products are sold primarily to wholesale distributors and direct to veterinarians and veterinary clinical laboratories.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Long-Lived Assets

The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset, and the asset is written down to its fair value. Impairment losses related to long-lived assets recognized during 2000 totalled $3,985,000 (Notes 2, 3 and 5).

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents at December 31, 2001 and 2000 approximate their fair values. The carrying amount of the debt approximates fair value at December 31, 2001 and 2000 as the variable interest rate on the debt approximates current market rates of interest.

Translation of Financial Statements

The financial statements for SBIO-E whose functional currency is the Euro are translated in the following manner: assets and liabilities at the year end rates; shareholders’ equity at historical rates; and results of operations at the monthly average exchange rates. The effects of exchange rate changes are reflected as a separate component of shareholders’ equity.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Revenue Recognition

Revenue from products is recognized when title and risk of loss transfers to the customer. Amounts charged to customers for shipping and handling are included in net sales. The Company provides promotional discounts and rebates to certain of its distributors. Based upon the structure of these rebate programs and the Company’s past history, the Company is able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of net sales. License fee revenue is recognized ratably over the license term when the Company has a further performance obligation to the licensee. In the event that the Company has no further performance obligation to the licensee, license fee revenue is recognized upon receipt.

Advertising Costs

The Company recognizes the costs of advertising at the time such charges are incurred. Advertising expense totalled $348,000, $1,019,000, and $775,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

Stock-Based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

Income Taxes

The Company’s current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized in future tax returns. The effect of tax rate changes are reflected in income during the period such changes are enacted.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed as net income (loss) less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares (which includes mandatorily redeemable common shares) outstanding during the period. Diluted net income (loss) per share is computed as net income (loss) less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 10).

Cash and Equivalents

Cash and equivalents include cash investments which are highly liquid and have an original maturity of three months or less.

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

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company reports in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components including foreign currency items.

Segment Reporting

Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company operates in one segment.

Concentrations of Risk

The Company relies on a third party for the manufacture of certain of its canine heartworm diagnostic products. The Company has the right to manufacture these products in the event that the third party is unable to supply these products. However, the regulatory process involved in transferring the manufacturing would cause a delay in the manufacturing and a possible loss of sales, which would affect operating results adversely.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 2000 and 1999 to conform with the presentation used as of and for the year ended December 31, 2001.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease ($1,446,000, $1,451,000 and $1,199,000 in 2001, 2000 and 1999, respectively), and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company beginning after January 1, 2002, and the Company believes there will be no material impact on its results of operations due to the adoption of FAS 144.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS:

On April 21, 2000, the Company acquired the poultry diagnostic product line from KPL. The consideration paid was $3,500,000 in cash upon closing, and an additional $1,000,000 which was paid during 2001. In addition, the Company is required to pay up to $1,500,000, during the three years from closing, based upon sales of the acquired products, which will be recorded as additional purchase price as the related sales are recognized. Additional purchase price recorded through December 31, 2001 totalled $377,000.

The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,987,000 which is being amortized over an estimated useful life of 10 years utilizing the straight-line method. The $1,000,000 manufacturing transfer liability portion of the purchase price was considered a non-cash investing activity for purposes of the statement of cash flows for the year ending December 31, 2000.

The Company’s statement of operations includes the results of operations of KPL for the period April 21, 2000 to December 31, 2000 and for the year ended December 31, 2001. The following are unaudited pro forma results of operations as if the KPL transaction had been consummated on January 1, 1999:

	Year Ended December 31,
	2000	1999
	(unaudited)	(unaudited)
Revenues:
As Reported	$31,329,000	$30,696,000

Pro forma	$32,113,000	$33,274,000

Loss before extraordinary item:
As Reported	$(17,920,000)	$(1,694,000)

Pro forma	$(17,717,000)	$(1,028,000)

Net loss:
As reported	$(18,518,000)	$(1,566,000)

Pro forma	$(18,315,000)	$(900,000)

Basic and diluted net loss per share:
As reported	$(2.00)	$(0.19)

Pro forma	$(1.98)	$(0.11)

NOTE 3—INVESTMENT IN W3 HELD FOR SALE:

On January 12, 2000, the Company acquired W3COMMERCE LLC, now W3COMMERCE inc. (“W3”), a privately-held e-commerce and Internet solutions company based in San Diego, CA. The consideration paid was $2,913,000, which consisted of $100,000 in cash and a 5 year, $2,813,000 note payable, which bore interest at 6.21% and was convertible into 1,000,000 shares of the Company’s common stock beginning January 12, 2002. Upon conversion, any accrued interest was to be subsumed. The former members of W3 were entitled to receive up to an additional 800,000 shares of the Company’s common stock if certain per share stock price targets for the Company’s common stock were reached prior to January 12, 2003.

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

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

On December 31, 2000, the Company agreed to sell 84% of the outstanding common stock of W3 back to the original owners of W3 (the “Buyers”), and the transaction was completed on January 1, 2001. In exchange for the Buyers rescinding the $2,813,000 convertible note payable, the Company: 1) contributed $1,931,000 to the capital of W3, representing all of the Company’s outstanding cash advances to W3 as of December 31, 2000, net of the cash on hand held by W3 as of December 31, 2000; 2) transferred 840 shares of common stock of W3, representing 84% of the common stock interests, to the Buyers; and 3) issued to the Buyers 250,000 unregistered shares of the Company’s common stock totalling $109,000 (valued at $0.4375 per share). In addition, the contingent rights for an additional 800,000 shares of the Company’s common stock were cancelled. The rescission of the convertible note payable and the issuance of the common stock are considered to be non-cash investing and financing activities for the purposes of the statement of cash flows.

In December 2000, the Company recorded an impairment loss of $986,000, including the write-off of the remaining 16% investment in W3 as the Company estimates its fair value is zero. As of December 31, 2000 the Company’s investment in W3 was valued at $2,713,000, representing the net consideration to be received from the Buyers, and was shown as an investment held for sale on the balance sheet.

NOTE 4—PATENT LITIGATION SETTLEMENT:

In January 2000, the Company issued 135,000 shares of common stock upon the resolution of a contingency contained in a 1998 patent litigation settlement agreement. The Company recorded a pre-tax charge of $479,000 in the fourth quarter of 1999 to accrue the liability for the issuance of the common stock, which is considered a non-cash financing activity for purposes of the statement of cash flows for the year ending December 31, 2000.

NOTE 5—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	December 31,
	2001	2000
Inventories:
Raw materials	$2,317,000	$2,293,000
Work in process	318,000	409,000
Finished goods	2,424,000	2,571,000

	$5,059,000	$5,273,000

Property and equipment:
Laboratory equipment	$1,948,000	$1,830,000
Leasehold improvements	376,000	381,000
Office and computer equipment	1,234,000	1,183,000
Construction in progress		6,000

	3,558,000	3,400,000
Less accumulated depreciation and amortization	(1,910,000)	(1,417,000)

	$1,648,000	$1,983,000

Depreciation expense was $538,000, $531,000 and $465,000 during the years ended December 31, 2001, 2000, and 1999, respectively. In addition, in December 2000 the Company recorded a $658,000 impairment loss related to the equipment utilized in its instrument manufacturing facility.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

	December 31,
	2001	2000
Other assets:
Patents, net	$2,550,000	$2,969,000
Licenses, net	194,000	422,000
Other	152,000	174,000

	$2,896,000	$3,565,000

Accumulated amortization of patents, licenses and goodwill was $7,655,000, and $5,869,000 at December 31, 2001 and 2000, respectively.

	December 31,
	2001	2000
Accounts payable and accrued expenses:
Accounts payable	$3,399,000	$3,413,000
Accrued vacation	441,000	420,000
Accrued compensation	287,000	494,000
Accrued royalties	585,000	854,000
Accrued professional fees	331,000	183,000
Other	872,000	932,000

	$5,915,000	$6,296,000

NOTE 6—NOTE PAYABLE AND LONG-TERM DEBT:

In April 2000, the Company refinanced its outstanding Banque Paribas debt with Comerica Bank—California (formerly Imperial Bank) (“Comerica”). The new Comerica debt agreement included a $6,000,000 term loan and a $4,000,000 revolving line of credit.

The term loan was due in April 2005, bore interest at the rate of prime plus 0.50%, was payable beginning in May 2000 in monthly installments of $100,000 of principal plus accrued interest and is secured by substantially all the Company’s assets. The line of credit, of which the Company had drawn the entire $4,000,000, bore interest at the rate of prime plus 0.50%, with interest only payments to be made monthly beginning in May 2000. Any outstanding principal under the line of credit is due in March 2002. The Company is required to pay a quarterly commitment fee equal to 0.50% per annum on the average unused portion of the line of credit facility.

Comerica requires the Company to maintain certain financial ratios and levels of tangible net worth and also restricts the Company’s ability to pay dividends and make loans, capital expenditures or investments without Comerica’s consent. As of June 30, 2000 and September 30, 2000, the Company was not in compliance with certain Comerica financial covenants, and obtained waivers from Comerica. In exchange for the waivers, the Company: 1) paid Comerica waiver fees totalling $70,000 and 2) made a one time principal payment on its term loan of $500,000. In November 2000 the Company amended the Comerica agreement to: 1) convert $1,500,000 from the line of credit to the term loan; 2) reduce the line of credit to a maximum of $2,500,000, subject to a borrowing base calculation; 3) change the due date of the term debt to March 29, 2002; 4) revise the calculation of certain financial ratios and the required levels of tangible net worth and 5) increase the interest rate on both the term debt and the line of credit to prime plus 1.50% to 2.50% (dependent upon the Company’s ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization), which was effectively 7.25% at December 31, 2001. As of December 31, 2001, the Company had $2,232,000 outstanding under the line of credit.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

As of December 31, 2000, the Company was not in compliance with certain Comerica financial covenants and had not obtained a waiver from Comerica. Accordingly, all of outstanding principal under both the term loan and the line of credit was classified as a current liability on the balance sheet at December 31, 2000.

In addition to amending the Comerica agreement, the Company also agreed to issue to Comerica warrants to purchase 250,000 unregistered shares of the Company’s common stock at $2.00 per share (Note 8).

In January 2002, in conjunction with the Redwood transaction (Note 14), the Company amended its credit agreement with Comerica. The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. In addition, the Company must make a partial prepayment if our EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000.

As of December 31, 2001, the Company was not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants.

The Company recorded an extraordinary loss on early extinguishment of debt of $598,000, net of income tax benefit of $339,000, in the second quarter of 2000, which represents the write-off of the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt.

In conjunction with the 1998 acquisition of the Company’s instrument manufacturing operations, the Company issued a $1,000,000 convertible note which was due March 5, 1999. In February 1999, the Company repaid the note prior to its original due date for $800,000 and recognized an extraordinary gain of $128,000, net of $72,000 of income tax.

Scheduled principal payments during the next five years are as follows: 2002—$1,200,000, 2003—$1,475,000 and 2004—$4,557,000, respectively. Interest paid during 2001, 2000 and 1999 totalled $812,000, $1,119,000 and $710,000, respectively.

NOTE 7—MANDATORILY REDEEMABLE COMMON STOCK:

The 621,000 shares issued in conjunction with the 1997 acquisition of SBIO-E are subject to certain registration rights as well as put and call provisions. The put option, which cannot be exercised as long as the Company has senior debt outstanding, gives Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share. The call option gives the Company the right to acquire, at any time, all or any portion of the shares then owned by Merial at a per share price of the greater of the average closing sale price of the Company’s common stock for the 30 day period prior to the call or $5. The Company has classified the shares on the balance sheet as mandatorily redeemable and has accreted the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.

On June 1, 2001, the Company assigned its feline leukemia virus vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company the above mentioned 621,000 shares of the Company’s common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties totalling

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

$613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If the Company fails to meet its royalty payment obligation, the Put Right will revert to Merial. When the final royalty payment has been made in April 2002, and the Put Right is extinguished, the Company will reclassify the mandatorily redeemable common stock to shareholders’ equity. The Company has made all scheduled payments through March 2002.

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

NOTE 8—SHAREHOLDERS’ EQUITY:

In March and June 1999, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 47,000 shares and 5,000 shares of common stock, respectively. The stock vested quarterly over two years beginning January 1, 1999. The Company recognized compensation expense, as the shares vested, at the rate of $4.25 and $3.75 per share (based upon the closing price of the stock on the date of grant), respectively. In February 1998, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 25,000 shares of common stock. The stock vested quarterly over two years beginning January 1, 1998. The Company recognized compensation expense, as the shares vested, at the rate of $3.19 per share (based upon the closing price of the stock on the date of grant). Compensation expense related to these shares totalled $100,000 and $140,000 during 2000 and 1999, respectively.

In January 2002, in conjunction with the Redwood transaction (Note 14), the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees would receive an aggregate of 8,254,000 shares of the Company’s common stock at the rate of $0.18 per share under the 1995 Stock Option/Stock Issuance Plan, payable no later than May 15, 2002. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses. In January 2002, the Company recorded compensation expense, excluding the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $2,641,000. The employee’s income tax withholding will be determined at a later date.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and the liquidation preferences of any wholly unissued series of preferred stock, and the number of shares constituting any such series and the designation thereof, or any of them; and to increase or decrease the number of shares of any series subsequent to the issuance of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

Series A Preferred Stock

The Company has a Series A Junior Participating Preferred Stock (the “Series A Preferred”) consisting of 200,000 shares. Each share of Series A Preferred is entitled to 1,000 votes. Each Series A Preferred share is entitled to dividends, payable in cash quarterly, in an amount equal to 1,000 times the aggregate per share

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

amount of dividends declared on the common stock. In the event that no common stock dividends are declared, each share of Series A Preferred is entitled to $.001 per share. The Series A Preferred is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends; provided, however, that each Series A Preferred share is entitled to receive an aggregate amount per share equal to 10,000 times the aggregate amount per share distributed to the holders of common stock. In the event of a consolidation, merger, combination, etc., each share of Series A Preferred shall be exchanged into 1,000 times the aggregate per share consideration of the common stock.

There were no shares of Series A Preferred issued and outstanding as of December 31, 2001 and 2000.

Series A Preferred Stock Purchase Rights

As part of the Company’s implementation of a “poison pill” shareholder rights plan, the Company issued preferred share purchase rights (the “Rights”) to purchase, for $10.00 (the “Purchase Price”), 1/1000th of a share of Synbiotics’ Series A Preferred (the “Unit”). The Rights are not exercisable until the earlier to occur of (i) a public announcement that beneficial ownership of 20% or more of the Company’s outstanding common stock has been acquired or (ii) 10 business days (or a later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company.

At any time after the beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock has been acquired (but before the acquiring party has acquired 50% of the outstanding common stock) the Company may exchange all or part of the Rights for Units at an exchange ratio equal to (subject to adjustment to reflect stock splits, stock dividends and similar transactions) the Purchase Price divided by the then current per share market price per Unit on the Distribution Date. In January 2002, in conjunction with the Redwood transaction (Note 14), the rights plan was amended so that the Rights would not be exercisable upon the consummation of the Redwood transaction.

At any time prior to the public announcement that the beneficial ownership of 20% or more of the outstanding common stock of the Company has been acquired, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the “Redemption Price”). The redemption of the rights will be effective at such time as the Board of Directors in its sole discretion may establish.

The Rights will expire on October 7, 2008, unless the expiration date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

Series B Preferred Stock

In January 2002, in conjunction with the Redwood transaction (Note 14), the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”). Each Series B Preferred share is entitled to cumulative dividends, payable in cash quarterly, in an annual amount of $75 per share. The Series B Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. Each share of Series B Preferred has voting power equivalent to 7,785 shares of common stock. Each share of Series B Preferred will become convertible into 7,785 shares of common stock (subject to anti-dilution adjustments) if and when the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock to at least 70,000,000.

The Series B Preferred defines a merger and/or acquisition as a liquidating event; and as a result, the Series B Preferred is considered to be mandatorily redeemable and will be classified outside of permanent shareholders’ equity on the balance sheet. In addition, the Series B Preferred contains a beneficial conversion feature valued at $2,800,000, which will result in the Company recording a dividend in the amount of $2,800,000 when the Series B Preferred first becomes convertible. The value of the beneficial conversion feature will reduce the income available to holders of the Company’s common stock for purposes of earnings per share calculations.

In January 2002, the Company issued to Redwood 2,800 shares of Series B Preferred Stock in exchange for $2,800,000 cash.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Stock Warrants

In conjunction with the November 2000 amendment to the Comerica debt agreement (Note 6), the Company issued to Comerica a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant is exercisable at any time through November 30, 2007. The Company has valued the warrant at $32,000 using the Black-Scholes option pricing model, which is considered a non-cash financing activity for purposes of the statement of cash flows.

In conjunction with the 1997 acquisition of SBIO-E, the Company issued to Banque Paribas a warrant to purchase 240,000 shares of the Company’s common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model. In January 2002, in conjunction with the Redwood transaction (Note 14), the warrant was adjusted, pursuant to its anti-dilution provisions, and is now exercisable into 343,000 shares of the Company’s common stock at an exercise price of $0.007 per share.

In conjunction with the 1996 acquisition of International Canine Genetics, Inc. (“ICG”), the Company assumed all of the outstanding ICG stock warrants, which expired March 24, 2000, after giving effect to the exchange ratio inherent in the transaction. As a result, 284,000 shares of the Company’s common stock were reserved for issuance with an exercise price of $4.54 per share. In March 2000, 19,000 shares of the Company’s common stock were issued upon exercise of the warrants, and the remaining unexercised warrants, representing 265,000 shares of the Company’s common stock, expired.

Stock Option Plans

The Company recognizes compensation expense related to its stock option plans using the intrinsic value method. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant dates, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$431,000	$(18,518,000)	$(1,566,000)

Pro forma	$195,000	$(18,751,000)	$(1,843,000)

Basic and diluted net income (loss) per share:
As reported	$0.04	$(2.00)	$(0.19)

Pro forma	$0.00	$(2.01)	$(0.20)

For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000 and 1999, respectively: dividend yield of 0% for both years; expected volatility of 65.5% and 54.3%; risk-free interest rates of 6.2% and 5.5%; and expected lives of 3.1 years and 3.1 years.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company has adopted the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”) whereby an aggregate of 2,000,000 shares of the Company’s common stock were reserved for issuance. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant.

In November 1999, the 1995 Plan was amended to add an additional 600,000 shares to the maximum authorized for issuance. Under the 1995 Plan, an aggregate of 2,600,000 shares of the Company’s common stock were reserved for issuance. In conjunction with the Redwood transaction (Note 14), the 1995 Plan was amended in January 2002 so that an aggregate of 10,753,000 shares of the Company’s common stock was reserved for issuance.

The following is a summary of the stock option plan’s activity:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1998	1,884,000	$3.56
Granted	281,000	$3.86
Exercised	(128,000)	$3.11
Forfeited	(362,000)	$3.79

Outstanding at December 31, 1999	1,675,000	$3.59
Granted	346,000	$3.06
Exercised	(23,000)	$2.94
Forfeited	(78,000)	$3.65

Outstanding at December 31, 2000	1,920,000	$3.50
Forfeited	(628,000)	$3.63

Outstanding at December 31, 2001	1,292,000	$3.44

Options to purchase an aggregate of 1,110,000 shares, 1,393,000 shares and 1,063,000 shares were exercisable under the 1995 Plan as of December 31, 2001, 2000 and 1999, respectively, with weighted-average exercise prices of $3.50, $3.55 and $3.58 at December 31, 2001, 2000 and 1999, respectively. There were no options granted under the 1995 Plan during 2001. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 2000 and 1999 was $1.20 per share and $1.62 per share, respectively. There was no compensation expense during 2001, 2000 and 1999 related to the 1995 Plan.

The following is a summary of stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.63-$2.54	131,000	7.9	$2.41	84,000	$2.40
$2.55-$3.81	664,000	5.8	$3.19	582,000	$3.24
$3.82-$5.63	497,000	4.2	$4.03	444,000	$4.05

$1.63-$5.63	1,292,000	5.4	$3.44	1,110,000	$3.50

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

In conjunction with the 1998 acquisition of the Company’s instrument manufacturing operations, the Company, after giving effect to the exchange ratio inherent in the transaction, reserved 157,000 shares of the Company’s common stock for issuance with an exercise price of $.0016 per share (the “1998 Plan”). As of December 31, 2001, there were no options to purchase shares outstanding and exercisable under the 1998 Plan.

In conjunction with the 1996 acquisition of International Canine Genetics, Inc. (“ICG”), the Company assumed all of the outstanding ICG stock options (the “ICG Plan”), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company’s common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 2001, there were options to purchase 31,000 shares outstanding and exercisable under the ICG Plan with a weighted-average exercise price of $9.34 per share and a weighted-average remaining contractual life of 1.4 years.

During 2001, 2000 and 1999, respectively, $13,000, $9,000 and $682,000 of accrued stock compensation expense was transferred to common stock upon the exercise and/or expiration of stock options, and is considered a non-cash financing activity for purposes of the statement of cash flows.

In January 2002, in conjunction with the Converted Retention Bonuses the Company cancelled options outstanding under the 1995 Plan and the ICG Plan for an aggregate of 880,000 shares of the Company’s common stock. In addition, in conjunction with the January 2002 Redwood transaction (Note 14), options to purchase an aggregate of 72,000 shares of the Company’s common stock were modified to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

NOTE 9—INCOME TAXES:

The Company recorded a net provision for (benefit from) income taxes for the years ended December 31, 2001, 2000 and 1999 as follows:

	Year Ended December 31,
	2001	2000	1999
Current income tax (benefit) expense:
Federal	$(40,000)
State	1,000	$14,000	$5,000
Foreign			6,000

	(39,000)	14,000	11,000

Deferred income tax expense (benefit):
Federal		7,933,000	(418,000)
State		947,000	(26,000)
Foreign	28,000	(103,000)	21,000

	28,000	8,777,000	(423,000)

Net income tax (benefit) expense	$(11,000)	$8,791,000	$(412,000)

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Deferred tax assets comprise the following:

	December 31,
	2001		2000
Net operating loss carryforwards		$6,013,000	$6,142,000
Tax credit carryforwards		847,000	895,000
Patent litigation settlement		640,000	819,000
Depreciation		225,000	266,000
Deferred revenue		4,000	386,000
Equity losses of investee		437,000	437,000
Accrued compensation		120,000	128,000
Other reserves and accruals		511,000	510,000

		8,797,000	9,583,000
Less valuation allowance		(8,797,000)	(9,461,000)

	$		$122,000

The valuation allowance for Federal and state deferred tax assets at December 31, 2001 and 2000 is due to management’s determination that, as a result of the Company’s liquidity concerns, continuing net losses and alternative strategies for the business, it is more likely than not that the deferred tax assets will not be realized in the future.

A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2001	2000	1999
Amounts computed at statutory Federal rate	$143,000	$(3,104,000)	$(716,000)
State income taxes	66,000	52,000	(21,000)
Foreign income taxes	210,000	112,000	148,000
Income (deductions) for financial reporting purposes for which there is no current tax (benefit) provision	94,000	2,257,000	35,000
Expiration of Federal general business tax credits	22,000	88,000	53,000
Expiration of Federal net operating loss carryforwards	118,000
Expiration of state net operating loss carryforwards		14,000
(Decrease) increase in valuation allowance	(664,000)	9,372,000	89,000

	$(11,000)	$8,791,000	$(412,000)

The Company has available Federal net operating loss carryforwards at December 31, 2001 of approximately $17,404,000, which expire from 2003 to 2021. Available state net operating loss carryforwards at December 31, 2001 total approximately $1,642,000, which expire from 2003 to 2006. Due to the change in the Company’s ownership resulting from the Redwood transaction (Note 14), the Company’s utilization of both Federal and state net operating carryforwards is limited to $148,000 per year. As a result of this limitation, $14,439,000 of the Company’s Federal net operating loss carryforwards, and $911,000 of the Company’s state net operating loss carryforwards, may expire before they can be utilized. Unused investment tax and research and development and alternative minimum tax credits at December 31, 2001 aggregate approximately $944,000 and expire from 2002 to 2008.

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 10—INCOME (LOSS) PER SHARE:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Year Ended December 31,
	2001	2000	1999
Basic and diluted net income (loss) used:
Income (loss) before extraordinary item	$431,000	$(17,920,000)	$(1,694,000)
Less accretion of mandatorily redeemable common stock	(80,000)	(131,000)	(126,000)

Income (loss) before extraordinary item used in computing basic income (loss) before extraordinary item per share	351,000	(18,051,000)	(1,820,000)
Early extinguishment of debt, net of tax		(598,000)	128,000

Net income (loss) used in computing basic and diluted net income (loss) per share	$351,000	$(18,649,000)	$(1,692,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	9,619,000	9,336,000	9,079,000
Weighted average options and warrants to purchase common stock as determined by application of the treasury method	234,000

Shares used in computing diluted net income (loss) per share	9,853,000	9,336,000	9,336,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 1,310,000 shares and 309,000 shares have been excluded from the shares used in computing diluted net loss per share for the years ended December 31, 2000 and 1999, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share and 284,000 shares of common stock at $4.54 per share have been excluded from the shares used in computing diluted net loss per share for the years ended December 31, 2001 and 1999, respectively, as their exercise price is higher than the weighted average market price for that period, and in addition their effect is anti-dilutive for the year ended December 31, 1999.

In January 2002, in conjunction with the Redwood transaction (Note 14), the Company: 1) issued 2,800 shares of Series B Preferred Stock, which may become convertible into an aggregate of 21,797,000 shares of the Company’s common stock; 2) agreed to issue on or before May 15, 2002 an aggregate of 8,254,000 shares of the Company’s common stock pursuant to the Converted Retention Bonuses (Note 8); adjusted the Banque Paribas warrant, pursuant to its anti-dilution provisions, which is now exercisable into 343,000 shares of the Company’s common stock at an exercise price of $0.007 per share (Note 8); and 4) cancelled, pursuant to the Converted Retention Bonuses, options outstanding under the 1995 Plan and the ICG Plan for an aggregate of 880,000 shares of the Company’s common stock (Note 8).

NOTE 11—COMMITMENTS AND CONTINGENCIES:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 2001 are as follows:

2002	$964,000
2003	584,000
2004	527,000
2005	536,000
2006	368,000
Thereafter	1,974,000

$4,953,000

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Total rent expense under noncancelable operating leases was $1,511,000, $1,438,000 and $1,150,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has filed a lawsuit against Heska Corporation (“Heska”) claiming that Heska infringes a patent owned by the Company and is seeking unspecified damages. Heska has filed a counterclaim against the Company seeking a declaratory judgment that the Company’s patent is invalid and unenforceable. The Company denies Heska’s allegations that its patent is invalid and unenforceable, and plans to vigorously defend its patent against the allegations. The suit is scheduled for trial in May 2002.

In August 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against the Company alleging a breach of contract related to a distribution agreement for certain of the Company’s products which the Company terminated due to MTrade’s lack of performance under the agreement. In January 2002, MTrade withdrew its complaint, and re-filed the complaint in March 2002. The Company has not been served with the re-filed complaint. The lawsuit seeks $700,000 in actual damages, as well as unspecified damages, plus court costs and attorney fees. The Company is exploring with MTrade the possibility of mediating the dispute. If mediation is unsuccessful, the Company plans to vigorously defend itself against the lawsuit.

In March 2002, The London Manhattan Company, Inc. (“London Manhattan”) filed a lawsuit against the Company alleging breach of contract and breach of contract accompanied by a fraudulent act, because the Company did not pay London Manhattan an investment banking fee in conjunction with the January 2002 Redwood transaction (Note 14). The Company had terminated the investment banking agreement with London Manhattan seven months prior to the Redwood transaction, and London Manhattan had no involvement with the Redwood transaction. The Company has not been served with the complaint. The lawsuit seeks unspecified damages, but an earlier demand letter from London Manhattan demanded $140,000. The Company plans to vigorously defend itself against the lawsuit.

NOTE 12—SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Year Ended December 31,
	2001	2000	1999
Diagnostics	$24,595,000	$23,511,000	$23,091,000
Vaccines	304,000	4,968,000	6,013,000
Instruments	1,595,000	2,594,000	1,333,000
Other revenues	1,027,000	256,000	259,000

	$27,521,000	$31,329,000	$30,696,000

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The following are revenues and long-lived assets information by geographic area:

	Year Ended December 31,
	2001	2000	1999
Revenues:
United States	$18,947,000	$21,511,000	$21,796,000
France	2,673,000	4,466,000	4,518,000
Other foreign countries	5,901,000	5,352,000	4,382,000

	$27,521,000	$31,329,000	$30,696,000

	December 31,
	2001	2000
Long-lived assets:
United States	$11,929,000	$13,405,000
France	4,696,000	5,337,000

	$16,625,000	$18,742,000

There were no sales to any one customer that totalled 10% or more of total revenues during the years ended December 31, 2001, 2000 and 1999.

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data for 2001 and 2000 is as follows:

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	2001	$7,962,000	$7,195,000	$6,003,000	$5,334,000
	2000	9,158,000	8,646,000	7,451,000	5,818,000
Gross profit	2001	4,754,000	3,943,000	3,499,000	2,617,000
	2000	4,225,000	5,023,000	3,670,000	1,153,000
Income (loss) before extraordinary item	2001	829,000	1,111,000	(216,000)	(1,293,000)
	2000	(834,000)	(791,000)	(808,000)	(15,487,000)
Basic and diluted income (loss) before extraordinary item per share	2001	0.08	0.11	(0.02)	(0.13)
	2000	(0.09)	(0.09)	(0.09)	(1.66)

Net income (loss)	2001	829,000	1,111,000	(216,000)	(1,293,000)
	2000	(834,000)	(1,374,000)	(808,000)	(15,502,000)

Basic and diluted net income (loss) per share	2001	0.08	0.11	(0.02)	(0.13)
	2000	(0.09)	(0.15)	(0.09)	(1.67)

SYNBIOTICS CORPORATION

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 14—LIQUIDITY:

The Company has incurred losses in prior years and had an accumulated deficit of $31,766,000 at December 31, 2001. During the years 2000 and 2001, management took actions to refocus the Company’s operations on its core animal health products. In addition, during 2001 the Company restructured its bank obligations (Note 6) and its potential redeemable stock obligations (Note 7). The Company also raised $2,800,000 in additional capital in January 2002 (Note 15). As a result of these actions, management believes that the Company’s existing capital resources and cash flow from operations will be sufficient to meet the Company’s working capital needs and meet its contractual obligations for at least the next twelve months. However, in the event that management’s expectations of future operating results are not achieved, or in the event of other unforeseen events, the Company may be required to raise additional capital to sustain its operations. There is no assurance that such financing will be available, or if available, on terms which are acceptable to the Company.

NOTE 15—SUBSEQUENT EVENTS:

In January 2002, the Company issued 2,800 shares of Series B Preferred Stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash. The Series B Preferred shares may become convertible into an aggregate of 21,797,000 shares of the Company’s common stock, are entitled to cumulative dividends and are entitled to a liquidation preference (Note 8). Redwood representatives now constitute a majority of the Company’s Board of Directors, and also controls approximately 54% of the Company’s voting stock on a fully diluted basis after taking into account the shares of common stock to be issued pursuant to the Converted Retention Bonuses. The Company will pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002.

In conjunction with the Redwood transaction, and pursuant to the Converted Retention Bonuses (Note 8), the Company will issue, on or before May 15, 2002, an aggregate of 8,254,000 of the Company’s common stock to certain employees. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of the Company’s common stock. In January 2002, the Company recorded compensation expense, excluding the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $2,641,000. The employees’ income tax withholding will be determined at a later date. In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003. The Company recorded compensation expense totalling $617,000 in January 2002 related to the Cash Retention Bonuses. The Cash Retention Bonuses also modified options to purchase an aggregate of 72,000 shares of the Company’s common stock to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

The Company amended its credit agreement with Comerica in conjunction with the Redwood transaction. The $7,132,000 principal amount outstanding under the Company’s revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. In addition, the Company must make a partial prepayment if its EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000. As of December 31, 2001, the Company was not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants.

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

Exhibit	Title	Method of Filing
2.8*	Exchange Agreement between the Registrant and the Individual Members of W3COMMERCE LLC, dated January 12, 2000.	Incorporated herein by reference to Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

2.9*	Asset Purchase Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

2.10*
Stock Purchase Agreement Among the Registrant, W3COMMERCE inc., and Colin Lucas-Mudd, Donna Lucas-Mudd, Edward Brunel-Cohen, Regan Carey, Mark Brunel-Cohen, Tim Mudd, Steven Usrey, Drew Keen and Kimberley Lind, dated as of December 31, 2000.
Incorporated herein by reference to Exhibit 2.10 to the Registrant’s Current Report on Form 8-K dated December 31, 2000.

2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.	Incorporated herein by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

3.1*	Articles of Incorporation, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.1.1*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

3.2*	Bylaws, as amended.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

4.1*	Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.2*
Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
Incorporated herein by reference to the Registrant’s Form 8-A dated October 7, 1998.

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.	Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A dated January 25, 2002.

4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.	Incorporated herein by reference to Exhibit 4.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit	Title	Method of Filing
4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.	Incorporated herein by reference to Exhibit 4.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.3 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.4 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5*	Certificate of Determination of Preferences of Series B Preferred Stock filed January 5, 2002.	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5.1*	Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock filed January 24, 2002.	Incorporated herein by reference to Exhibit 4.5.1 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated November 20, 1996.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.1.1*	First Amendment to Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California.	Incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.2*†	Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-10343, dated September 12, 1996.

10.2.1†	Employment Separation/Consulting Agreement and General Release between the Registrant and Kenneth M. Cohen, dated as of April 2, 2001.	Filed herewith.

10.7*†	Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

10.7.1*†	Amendment of Employment Agreement between the Registrant and Paul A. Rosinack, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.7.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.8*†	Employment Agreement between the Registrant and Michael K. Green, dated July 9, 1997.	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.8.1*†	Amendment of Employment Agreement between the Registrant and Michael K. Green, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.8.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit	Title	Method of Filing
10.9*†	Employment Contract between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1999.	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

10.9.1*†	Amendment of Employment Agreement between the Registrant and Francois Guillemin, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.10*†	Employment Agreement between the Registrant and Serge Leterme, dated August 1, 1998.	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.10.1*†	Amendment of Employment Agreement between the Registrant and Serge Leterme, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.11*†	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000.	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.11.1*†	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.11.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.34.1*	Renewal and Amendment of lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.	Incorporated herein by reference to Exhibit 10.34.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-76298, dated January 4, 2002.

10.70*	Non-Competition Agreement between the Registrant and Colin Lucas-Mudd, dated January 12, 2000.	Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.71*†	Employment Agreement between W3COMMERCE LLC and Colin Lucas-Mudd, dated January 12, 2000.	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.72*	Convertible Promissory Note from the Registrant to Colin Lucas-Mudd, dated January 12, 2000.	Incorporated herein by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.73*	Convertible Promissory Note from the Registrant to Rigdon Currie, dated January 12, 2000.	Incorporated herein by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit	Title	Method of Filing
10.74*	Secured Promissory Note from the Registrant to Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.74.1*	Security Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.74.2*	Intercreditor Agreement by and among the Registrant, Comerica Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.	Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.76*	Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.	Incorporated herein by reference to Exhibit 10.76 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.77	License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Filed herewith.

10.78	Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Filed herewith.

10.79*†	Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated June 16, 2000.	Incorporated herein by reference to Exhibit 10.79 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.79.1*†	Amended Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 24, 2001.	Incorporated herein by reference to Exhibit 10.79.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.79.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.79.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.79.3*†	Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.79.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80*†	Management Retention Plan Agreement between the Registrant and Michael K. Green, dated July 12, 2000.	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

Exhibit	Title	Method of Filing
10.80.1*†	Amended Management Retention Plan Agreement between the Registrant and Michael K. Green, dated January 18, 2001.	Incorporated herein by reference to Exhibit 10.80.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Michael K. Green, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.80.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80.3*†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.80.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81*†	Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated June 26, 2000.	Incorporated herein by reference to Exhibit 10.81 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.1*†	Amended Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated February 2, 2001.	Incorporated herein by reference to Exhibit 10.81.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.81.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.3*†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.81.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82*†	Management Retention Plan Agreement between the Registrant and Serge Leterme, dated July 7, 2000.	Incorporated herein by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82.1*†	Amended Management Retention Plan Agreement between the Registrant and Serge Leterme, dated January 29, 2001.	Incorporated herein by reference to Exhibit 10.82.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Serge Leterme, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.82.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82.3*†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.82.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83*†	Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated July 7, 2000.	Incorporated herein by reference to Exhibit 10.83 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

Exhibit	Title	Method of Filing
10.83.1*†	Amended Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 29, 2001.	Incorporated herein by reference to Exhibit 10.83.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.83.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.3*†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.83.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.84*
Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with 74 employees, none of whom is an officer. No employee signed an agreement both on this form and on the form in Exhibit 10.85
Incorporated herein by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.85*†
Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with each of Carmen Adams, Kenneth Aeschbacher, Janet Anderson, Arnold Barron, Kathleen Bestul, Veronique Bouchot-Torres, Dana Brownell, Keith Butler, Allen Carlson, Emmanuel Combe, John Donovin, Judith Francello, Clifford Frank, Mary Hanavan, Mike Harrod, Denis Hartman, Kathy Hildebrand, Kevin Jones, Cherian Kadookunnel, Chinta Lamichhane, Rene Lampe, Catherine Lane, Barbara Livingston, Patrick Lopez, Donna Murphy, Krista Musil, Nadia Plantier, Michael Rees, Tracy Roberts, Ernesto Samson, Ron Sanders, John Shimmel, Greg Soulds, James Stoner, Tatijana Sutka, and Mary Anne Williams, respectively.
Incorporated herein by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

21	List of Subsidiaries.	Filed herewith.

23	Consent of Independent Accountants.	Filed herewith.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002	SYNBIOTICS CORPORATION

	By	/S/ MICHAEL K. GREEN
Michael K. Green Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL A. ROSINACK Paul A. Rosinack	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2002

/S/ MICHAEL K. GREEN Michael K. Green	Chief Financial Officer (Principal Financial Officer)	March 29, 2002

/S/ KEITH A. BUTLER Keith A. Butler	Corporate Controller (Principal Accounting Officer)	March 29, 2002

/S/ THOMAS J. DONELAN Thomas J. Donelan	Director	March 29, 2002

/S/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	March 29, 2002

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

2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.
3.1*	Articles of Incorporation, as amended.
3.1.1*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.
3.2*	Bylaws, as amended.
4.1*	Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.
4.2*
Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.
4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.
4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.
4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.
4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.
4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.
4.5*	Certificate of Determination of Preferences of Series B Preferred Stock filed January 5, 2002.
4.5.1*	Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock filed January 24, 2002.
10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated November 20, 1996.
10.1.1*	First Amendment to Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California.
10.2*†	Employment Agreement between the Registrant and Kenneth M. Cohen, dated May 7, 1996.
10.2.1†	Employment Separation/Consulting Agreement and General Release between the Registrant and Kenneth M. Cohen, dated as of April 2, 2001.
10.7*†	Employment Agreement between the Registrant and Paul A. Rosinack, dated October 25, 1996.
10.7.1*†	Amendment of Employment Agreement between the Registrant and Paul A. Rosinack, dated February 14, 2001.

Exhibit No.	Exhibit
10.8*†	Employment Agreement between the Registrant and Michael K. Green, dated July 9, 1997.
10.8.1*†	Amendment of Employment Agreement between the Registrant and Michael K. Green, dated February 14, 2001.
10.9*†	Employment Contract between Synbiotics Europe, SAS and Francois Guillemin, dated as of July 22, 1999.
10.9.1*†	Amendment of Employment Agreement between the Registrant and Francois Guillemin, dated February 14, 2001.
10.10*†	Employment Agreement between the Registrant and Serge Leterme, dated August 1, 1998.
10.10.1*†	Amendment of Employment Agreement between the Registrant and Serge Leterme, dated February 14, 2001.
10.11*†	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000.
10.11.1*†	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001.
10.34.1*	Renewal and Amendment of lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.
10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.
10.70*	Non-Competition Agreement between the Registrant and Colin Lucas-Mudd, dated January 12, 2000.
10.71*†	Employment Agreement between W3COMMERCE LLC and Colin Lucas-Mudd, dated January 12, 2000.
10.72*	Convertible Promissory Note from the Registrant to Colin Lucas-Mudd, dated January 12, 2000.
10.73*	Convertible Promissory Note from the Registrant to Rigdon Currie, dated January 12, 2000.
10.74*	Secured Promissory Note from the Registrant to Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.
10.74.1*	Security Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.
10.74.2*	Intercreditor Agreement by and among the Registrant, Comerica Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.
10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.
10.76*	Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.
10.77	License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.
10.78	Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.
10.79*†	Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated June 16, 2000.
10.79.1*†	Amended Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 24, 2001.
10.79.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated March 15, 2001.

Exhibit No.	Exhibit
10.79.3*†	Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.
10.80*†	Management Retention Plan Agreement between the Registrant and Michael K. Green, dated July 12, 2000.
10.80.1*†	Amended Management Retention Plan Agreement between the Registrant and Michael K. Green, dated January 18, 2001.
10.80.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Michael K. Green, dated March 15, 2001.
10.80.3*†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.
10.81*†	Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated June 26, 2000.
10.81.1*†	Amended Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated February 2, 2001.
10.81.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated March 15, 2001.
10.81.3*†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.
10.82*†	Management Retention Plan Agreement between the Registrant and Serge Leterme, dated July 7, 2000.
10.82.1*†	Amended Management Retention Plan Agreement between the Registrant and Serge Leterme, dated January 29, 2001.
10.82.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Serge Leterme, dated March 15, 2001.
10.82.3*†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.
10.83*†	Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated July 7, 2000.
10.83.1*†	Amended Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 29, 2001.
10.83.2*†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated March 15, 2001.
10.83.3*†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.
10.84*
Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with 74 employees, none of whom is an officer. No employee signed an agreement both on this form and on the form in Exhibit 10.85.

Exhibit No.	Exhibit
10.85*†
Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with each of Carmen Adams, Kenneth Aeschbacher, Janet Anderson, Arnold Barron, Kathleen Bestul, Veronique Bouchot-Torres, Dana Brownell, Keith Butler, Allen Carlson, Emmanuel Combe, John Donovin, Judith Francello, Clifford Frank, Mary Hanavan, Mike Harrod, Denis Hartman, Kathy Hildebrand, Kevin Jones, Cherian Kadookunnel, Chinta Lamichhane, Rene Lampe, Catherine Lane, Barbara Livingston, Patrick Lopez, Donna Murphy, Krista Musil, Nadia Plantier, Michael Rees, Tracy Roberts, Ernesto Samson, Ron Sanders, John Shimmel, Greg Soulds, James Stoner, Tatijana Sutka, and Mary Anne Williams, respectively.

21	List of Subsidiaries.
23	Consent of Independent Accountants.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.