Form 10-Q
period 2002-03-31
SYNBIOTICS CORP
filed 2002-05-14
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0–11303

SYNBIOTICS CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95–3737816 (I.R.S. Employer Identification No.)

11011 Via Frontera San Diego, California (Address of principal executive offices)	92127 (Zip Code)

Registrant’s telephone number, including area code: (858) 451-3771

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 8, 2002, 10,033,945 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

1

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,850,000	$1,039,000
Accounts receivable	3,821,000	2,983,000
Inventories	5,964,000	5,059,000
Other current assets	815,000	796,000

	12,450,000	9,877,000
Property and equipment, net	1,539,000	1,648,000
Goodwill	4,275,000	12,074,000
Intangibles, net	2,602,000	2,744,000
Deferred debt issuance costs		7,000
Other assets	147,000	152,000

	$21,013,000	$26,502,000

Liabilities and Shareholders Equity Current Liabilities:
Accounts payable and accrued expenses	$6,419,000	$5,915,000
Current portion of long-term debt	1,200,000	1,200,000
Deferred revenue	225,000	300,000

	7,844,000	7,415,000

Long-term debt	5,732,000	6,032,000
Other liabilities	1,840,000	1,804,000

	7,572,000	7,836,000

Mandatorily redeemable stock	2,601,000	3,107,000

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 24,800,000 shares authorized, 9,611,000 and 8,990,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	46,035,000	40,286,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,556,000)	(1,411,000)
Accumulated deficit	(42,518,000)	(31,766,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	2,996,000	8,144,000

	$21,013,000	$26,502,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2002	2001

Revenues:
Net sales	$6,696,000	$7,962,000
License fees	75,000	61,000
Royalties	3,000	3,000

	6,774,000	8,026,000

Operating expenses:
Cost of sales	2,852,000	3,208,000
Research and development	410,000	507,000
Selling and marketing	1,477,000	1,564,000
General and administrative	4,785,000	1,597,000

	9,524,000	6,876,000

(Loss) income from operations	(2,750,000)	1,150,000

Other income (expense):
Interest, net	(167,000)	(294,000)

(Loss) income before income taxes	(2,917,000)	856,000
Provision for income taxes	186,000	27,000

(Loss) income before cumulative effect of a change in accounting principle	(3,103,000)	829,000
Cumulative effect of a change in accounting principle, net of tax	(7,649,000)

Net (loss) income	(10,752,000)	829,000
Translation adjustment	(145,000)	(484,000)

Comprehensive (loss) income	$(10,897,000)	$345,000

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.33)	$0.08
Cumulative effect of a change in accounting principle, net of tax	(0.79)

Net (loss) income	$(1.12)	$0.08

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net (loss) income	$(10,752,000)	$829,000
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	419,000	684,000
Retention bonus payable in common stock	2,641,000
Cumulative effect of a change in accounting principle	7,769,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(863,000)	(726,000)
Inventories	(933,000)	(564,000)
Other assets	(216,000)	22,000
Accounts payable and accrued expenses	555,000	691,000
Deferred revenue	(75,000)	(61,000)
Other liabilities	36,000	33,000

Net cash (used for) provided by operating activities	(1,419,000)	908,000

Cash flows from investing activities:
Acquisition of property and equipment	(64,000)	(79,000)
Proceeds from sale of investment in W3 held for sale		9,000

Net cash used for investing activities	(64,000)	(70,000)

Cash flows from financing activities:
Payments of long-term debt	(300,000)	(300,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net	2,601,000

Net cash provided by (used for) financing activities	2,301,000	(300,000)

Net increase in cash and equivalents	818,000	538,000
Effect of exchange rates on cash	(7,000)	(43,000)
Cash and equivalents – beginning of period	1,039,000	951,000

Cash and equivalents – end of period	$1,850,000	$1,446,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations and comprehensive (loss) income and of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 — New Accounting Pronouncements

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of FAS 142, the Company performed a transitional goodwill impairment assessment. As a result of this impairment assessment, the Company recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002. Subsequent impairment assessments will be performed, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense. The Company’s measurement of fair value was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction (Note 3).

As of January 1, 2002, the Company adopted Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

Note 3 — Issuance of Preferred Stock and Restructuring of Debt:

In January 2002, the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”), and issued 2,800 shares of Series B Preferred to Redwood West Coast, LLC (“Redwood”)

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) —(Continued)

in exchange for $2,800,000 cash, less $199,000 of issuance costs. Each Series B Preferred share is entitled to cumulative dividends, payable in cash quarterly, in an annual amount of $75 per share. The Series B Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. Each share of Series B Preferred has voting power equivalent to 7,785 shares of common stock. Each share of Series B Preferred will become convertible into 7,785 shares of common stock (subject to anti-dilution adjustments) if and when the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock to at least 70,000,000. Redwood representatives now constitute a majority of the Company’s Board of Directors, and Redwood also controls approximately 54% of the Company’s voting stock on a fully diluted basis after taking into account the shares of common stock to be issued pursuant to the Converted Retention Bonuses. The Company agreed to pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002.

In January 2002, in conjunction with the Redwood transaction, the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees would receive an aggregate of 8,254,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan, valued at the January 25, 2002 quoted market price of the Company’s common stock, and payable no later than May 15, 2002. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of the Company’s common stock. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $3,029,000. In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003. The Company recorded compensation expense totalling $653,000 in January 2002 related to the Cash Retention Bonuses. The Cash Retention Bonuses also modified options to purchase an aggregate of 72,000 shares of the Company’s common stock to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

The Company amended its credit agreement with Comerica Bank – California (“Comerica”) in conjunction with the Redwood transaction. The $7,132,000 principal amount outstanding under the Company’s revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. In addition, the Company must make a partial prepayment if its EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000. As of December 31, 2001, the Company was not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and now includes only a minimal financial covenant related to capital expenditures.

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) —(Continued)

Note 4 — Inventories:

Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Raw materials	$2,308,000	$2,317,000
Work in process	310,000	318,000
Finished goods	3,346,000	2,424,000

	$5,964,000	$5,059,000

Note 5 — Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted FAS 142 (Note 2). As a result, the Company recorded an impairment loss and ceased to amortize goodwill. The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 8). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2000	$13,161,000
Additional purchase price for prior acquisitions	277,000
Amortization	(1,445,000)
Effect of currency exchange rates	81,000

Balance at December 31, 2001	12,074,000
Impairment loss	(7,755,000)
Effect of currency exchange rates	(44,000)

Balance at March 31, 2002	$4,275,000

The reconciliation of reported net (loss) income and net (loss) income per share for the three months ended March 31, 2002 and 2001 was as follows:

	Three Months Ended March 31,
	2002	2001
Reported net (loss) income	$(10,752,000)	$829,000
Add: Goodwill amortization		345,000

Adjusted net (loss) income	$(10,752,000)	$1,174,000

Basic and diluted net (loss) income per share:
Reported net (loss) income	$(1.12)	$0.08
Add: Goodwill amortization		0.04

Adjusted basic and diluted net (loss) income	$(1.12)	$0.12

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) —(Continued)

Other intangible assets were as follows:

	March 31, 2002		December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$3,849,000	$1,428,000	$3,863,000	$1,313,000
Licenses	512,000	331,000	512,000	318,000

	$4,361,000	$1,759,000	$4,375,000	$1,631,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2003	$475,000
2004	471,000
2005	438,000
2006	428,000
2007	321,000

$2,133,000

Note 6—Mandatorily Redeemable Stock:

The Series B Preferred (Note 2) defines a merger and/or acquisition as a liquidating event; and as a result, the Series B Preferred is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet.

The 621,000 shares of the Company’s common stock which was issued to Merial in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of the Company’s FeLV vaccine distribution rights, Merial waived its rights under the put provision. However, if the Company failed to make certain royalty payments to Merial through April 2002, the rights under the put provision would have reverted to Merial. The Company made the final scheduled payment in April 2002, and reclassified the carrying amount of the stock from mandatorily redeemable stock to permanent shareholders’ equity as of March 31, 2002.

Note 7—(Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended March 31,
	2002	2001
Basic and diluted net (loss) income used:
(Loss) income from continuing operations	$(3,103,000)	$829,000
Less cumulative preferred stock dividends	(38,000)
Less accretion of mandatorily redeemable common stock		(34,000)

(Loss) income used in computing basic and diluted (loss) income from continuing operations	(3,141,000)	795,000
Cumulative effect of a change in accounting principle, net of tax	(7,649,000)

Net (loss) income used in computing basic and diluted net (loss) Income per share	$(10,790,000)	$795,000

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) —(Continued)

	Three Months Ended March 31,
	2002	2001
Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	9,611,000	9,499,000
Weighted average options and warrants to purchase common stock as determined by the treasury method		237,000

Shares used in computing diluted income (loss) per share	9,611,000	9,736,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method totalling 335,000 shares have been excluded from the shares used in computing diluted net (loss) per share for the three months ended March 31, 2002 as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended March 31, 2002 and 2001, as their exercise price is higher than the weighted average market price for those periods. In addition, the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the three months ended March 31, 2002.

The Company will issue an aggregate of 8,254,000 shares of common stock on or before May 15, 2002 in conjunction with the Converted Retention Bonuses (Note 3).

Note 8 — Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic and instrument products, and has sold vaccine products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Diagnostics	$6,339,000	$7,286,000
Vaccines		242,000
Instruments	357,000	434,000
Other revenues	78,000	64,000

	$6,774,000	$8,026,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Revenues:
United States	$4,601,000	$5,549,000
France	652,000	691,000
Other foreign countries	1,521,000	1,786,000

	$6,774,000	$8,026,000

SYNBIOTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) —(Continued)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Long-lived assets:
United States	$6,106,000	$11,929,000
France	2,457,000	4,696,000

	$8,563,000	$16,625,000

The Company had sales to one customer totalling $680,000 during the three months ended March 31, 2002. There were no sales to any one customer that totalled 10% or more of total revenues during the three months ended March 31, 2001.

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

Results of Operations

Our net sales for the first quarter 2002 decreased by $1,266,000 or 16% from the first quarter of 2001. The decrease reflects a decrease in our diagnostic product sales of $947,000 primarily related to canine heartworm diagnostic products, a decrease in our sales of vaccine products of $242,000, and a decrease in our instrument product sales of $77,000. Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $580,000 of our sales in the first quarter of 2001, increased competition in the canine heartworm market, and we believe our distributors are carrying less inventory in view of current economic conditions. Our sales of poultry diagnostic products decreased due to the June 2001 recall of substantially all of our poultry diagnostic products resulting from manufacturing problems at our supplier, Kirkegaard and Perry Laboratories, Inc. (“KPL”) and a March 2002 recall of certain of our poultry diagnostic products also manufactured by KPL. We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility will significantly reduce the likelihood of any future recalls. The decrease in our vaccine sales is due solely to our decision on June 1, 2001 to exit the vaccine business. Our instrument product sales decreased primarily due to our 2000 decision to scale back our instrument manufacturing operations, and we are planning to dispose of this line of business in 2002.

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

Our cost of sales as a percentage of our net sales was 43% during the first quarter of 2002 compared to 40% during the first quarter of 2001. The lower gross margins are a direct result of the decrease in our sales during the first quarter of 2002, and the fact that a significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, VetRED® and the SCA 2000™ products are manufactured by third parties. Our poultry diagnostic products were manufactured for us by a third party during 2001. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

We completed the transfer of the manufacturing of our poultry diagnostic products from our supplier to our manufacturing facilities in San Diego during the first quarter of 2002, although some of the products are awaiting licensure by the USDA. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

Our research and development expenses decreased by $97,000 or 19% during the first quarter of 2002 as compared to the first quarter of 2001. The decrease is due primarily to the decrease in research activities performed for us by third parties, and decreases in patent legal expense. Our research and development expenses as a percentage of our net sales were 6% during the first quarter of 2002 and 2001.

Our selling and marketing expenses decreased by $87,000 or 6% during the first quarter of 2002 as compared to the first quarter of 2001. The decrease is due to a concerted effort to reduce selling and marketing expenses. Our selling and marketing expenses as a percentage of our net sales were 22% and 20% during the first quarter of 2002 and 2001, respectively.

Our general and administrative expenses during the first quarter of 2002 increased by $3,188,000 or 200% as compared to the first quarter of 2001. The increase is primarily due to $3,682,000 of retention bonuses that became payable upon the consummation of the Redwood transaction, offset by the fact that goodwill is no longer amortized. Our general and administrative expenses as a percentage of our net sales were 71% and 20% during the first quarter of 2002 and 2001, respectively. Excluding the first quarter 2002 bonus expense and the first quarter 2001 goodwill amortization, our general and administrative expenses would have been $1,103,000 and $1,252,000 during the first quarter of 2002 and 2001, respectively, or 16% our net sales during the first quarter of 2002 and 2001.

Our net interest expense decreased by $127,000 or 43% during the first quarter of 2002 as compared to the first quarter of 2001. The decrease is due to decreases in the prime rate during 2001.

We recognized a provision for income taxes of $186,000 during the first quarter of 2002 as compared to a provision for income taxes of $27,000 during the first quarter of 2001. The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes in 2002 related to the retention bonus. In addition, the change in our ownership resulting from the January 2002 Redwood transaction limits the utilization of both Federal and state net operating carryforwards to $59,000 per year. As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $1,266,000 of our state net operating loss carryforwards, may expire before they can be utilized.

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first quarter of 2002. It is unclear whether any impact on our business would continue into the last three quarters of 2002.

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of FAS 142, we performed a transitional goodwill impairment assessment. As a result of this impairment assessment, we recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle in the first quarter of 2002. We will perform subsequent impairment assessments, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense. Our measurement of fair value was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction.

As of January 1, 2002, we adopted Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion

No. 30 (“APB 30”), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of FAS 144 did not have a material impact on the our financial position or results of operations.

Financial Condition and Liquidity

In January 2002, we issued 2,800 shares of Series B preferred stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash. Without this investment, we would not have had the working capital necessary to continue our business. The Series B preferred shares may become convertible into an aggregate of 21,797,000 shares of our common stock, are entitled to quarterly cumulative dividends at a 7.5% annual rate and are entitled to an aggregate liquidation preference of $2,800,000 plus accumulated and unpaid dividends. The Series B preferred stock defines a merger and/or acquisition as a liquidating event; and as a result, the Series B preferred stock is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet. Redwood representatives now constitute a majority of our board of directors, and Redwood also controls approximately 54% of our voting stock on a fully diluted basis, after taking into account the 8,254,000 shares of common stock to be issued as retention bonuses to certain employees.

In conjunction with the Redwood transaction, and pursuant to the selectively amended retention bonus agreements, we will issue, on or before May 15, 2002, an aggregate of 8,254,000 shares of our common stock to certain employees. We also agreed to pay the employees’ income tax withholding obligation related to the stock retention bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of our common stock. In addition, we also amended cash retention bonus agreements with certain of our employees so that $653,000 that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003. In addition, under the employees’ cash retention bonus agreements, options to purchase an aggregate of 72,000 shares of our common stock became immediately vested upon consummation of the Redwood transaction, and the expiration date of the 72,000 stock option was extended to January 25, 2004. We recorded compensation expense in the first quarter of 2002 totalling $3,682,000 related to the retention bonuses.

We amended our credit agreement with Comerica Bank—California (“Comerica”) in conjunction with the Redwood transaction. Without the amendment, we could not have repaid our indebtedness to Comerica when it came due. The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. In addition, we must make a partial prepayment if our EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000. As of December 31, 2001, we were not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waived all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants for the future. We believe we will be able to repay or refinance the amended Comerica note when it comes due in 2004.

The following table summarizes the future cash payments related to our contractual obligations as of March 31, 2002 (amounts are in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter
Long-term debt	$6,932	$900	$1,475	$4,557
Operating leases	4,677	688	584	527	$536	$368	$1,974
Other long-term obligations	2,500				1,000	1,500

We believe that our present capital resources, including our working capital of $4,606,000 at March 31, 2002, as well as our anticipated cash from operations, are sufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months.

The 621,000 shares of our common stock which we issued to Merial in conjunction with the 1997 acquisition of Synbiotics Europe SAS (“SBIO-E”) were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to us at a price of $5 per share, for a total of $3,107,000. In June 2001, in conjunction with the assignment to Merial of our FeLV vaccine distribution rights, Merial waived its rights under the put provision. However, if we failed to make certain royalty payments to Merial through April 2002, the rights under the put provision would have reverted to Merial. We made the final scheduled payment in April 2002, and reclassified the carrying amount of the stock from mandatorily redeemable stock to permanent shareholders’ equity as of March 31, 2002.

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

Our canine heartworm diagnostic products constituted 41% of our sales for the first quarter of 2002. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999—2002 by a new heartworm product from Heska. We are suing Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2001 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $42,518,000 at March 31, 2002. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

The effects of our 2001 liquidity issue may linger

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first quarter of 2002. It is unclear whether any impact on our business would continue into the last three quarters of 2002.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from Kirkegaard & Perry Laboratories, Inc. (“KPL”), or any other future acquisitions (collectively, the “Acquired Business”) will be realized. Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internally operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management’s attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience. In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business. We did not achieve the hoped-for benefits from some of our past acquisitions, most notably W3COMMERCE (2000).

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

In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products. We have replaced the affected products that were held by our customers. The cost of this recall and the related replacement products was borne by KPL. However, our sales of poultry diagnostic products during the second half of 2001 were adversely affected, and our future sales of these products could be materially adversely affected. In the first quarter of 2002, KPL instituted another recall of certain of our poultry diagnostic products that were manufactured by KPL due to a contaminated positive control contained in the products. KPL is manufacturing replacement positive control for the affected products, which we cannot sell until such replacement has been completed. We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility which was completed during the first quarter of 2002 will significantly reduce the likelihood of any future recalls.

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

The U.S. patent application system also exposes us to risks. In the United States, the first party to make a discovery is granted the right to patent it and patent applications are generally maintained in secrecy for 18 months. For these reasons, we can never know if we are the first to discover particular technologies. Therefore, we can never be certain that our technologies will be patented and we could become involved in lengthy, expensive, and distracting disputes concerning whether we were the first to make the disputed discovery. Any of these events would materially harm our business.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The fair value of our debt at March 31, 2002 was approximately $6,932,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The scheduled trial of our patent litigation against Heska Corporation has been delayed beyond May 2002.

Item 2.     Changes in Securities and Use of Proceeds

On January 25, 2002, we sold 2,800 shares of our Series B preferred stock to Redwood West Coast, LLC for $2,800,000 cash. This was a Rule 506/Section 4(2) private offering, involving no underwriters. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding the Series B preferred stock’s conversion rights, cumulative dividend rights, voting rights and liquidation preference.

Item 3.     Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $56,000 existed on our Series B preferred Stock.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit	Title	Method of Filing
2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.	Incorporated herein by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K dated January 25,2002.

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.	Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A dated January 25, 2002.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.3 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.4 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5*	Certificate of Determination of Preferences of Series B Preferred Stock filed January 5, 2002.	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5.1*	Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock filed January 24, 2002.	Incorporated herein by reference to Exhibit 4.5.1 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-76298, dated January 4, 2002.

10.79.3*†	Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.79.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.
10.80.3*†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.80.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.3*†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.81.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

Exhibit	Title	Method of Filing

10.82.3*†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.82.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.3*†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.83.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

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

*    Incorporated by reference.
†    Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On February 7, 2002, we filed a Form 8-K announcing the January 25, 2002 change in control and the restructuring of our bank debt.

On April 30, 2002, we filed a Form 8-K announcing the dismissal of PricewaterhouseCoopers LLP as our independent auditors, and the appointment of Levitz, Zacks & Ciceric as our independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2002
SYNBIOTICS CORPORATION

/s/ Michael K. Green
Michael K. Green Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.

4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.

4.5*	Certificate of Determination of Preferences of Series B Preferred Stock filed January 5, 2002.

4.5.1*	Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock filed January 24, 2002.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.

10.79.3*†	Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.

10.80.3*†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.

10.81.3*†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.

10.82.3*†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.

10.83.3*†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.

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

*    Incorporated by reference.
†    Management contract or compensatory plan or arrangement.