Form 10-Q
period 2002-06-30
SYNBIOTICS CORP
filed 2002-08-13
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of August 13, 2002, 17,865,279 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Synbiotics Corporation
Condensed Consolidated Balance Sheet

	June 30, 2002	December 31, 2001

	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,733,000	$1,039,000
Accounts receivable	3,118,000	2,983,000
Inventories	6,044,000	5,059,000
Other current assets	806,000	796,000

	11,701,000	9,877,000
Property and equipment, net	1,504,000	1,648,000
Goodwill	4,275,000	12,074,000
Intangibles, net	2,829,000	2,744,000
Deferred debt issuance costs		7,000
Other assets	144,000	152,000

	$20,453,000	$26,502,000

Liabilities and Shareholders Equity:
Current Liabilities:
Accounts payable and accrued expenses	$5,455,000	$5,915,000
Current portion of long-term debt	1,325,000	1,200,000
Deferred revenue	150,000	300,000

	6,930,000	7,415,000

Long-term debt	5,307,000	6,032,000
Other liabilities	1,882,000	1,804,000

	7,189,000	7,836,000

Mandatorily redeemable stock	2,604,000	3,107,000

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 24,800,000 shares authorized, 17,865,000 and 8,990,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	46,035,000	40,286,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,104,000)	(1,411,000)
Accumulated deficit	(42,236,000)	(31,766,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	3,730,000	8,144,000

	$20,453,000	$26,502,000

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (continued)

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Net sales	$6,118,000	$7,195,000	$12,814,000	$15,157,000
License fees	75,000	908,000	150,000	969,000
Royalties	2,000	2,000	5,000	4,000

	6,195,000	8,105,000	12,969,000	16,130,000

Operating expenses:
Cost of sales	2,859,000	3,252,000	5,711,000	6,460,000
Research and development	382,000	399,000	792,000	905,000
Selling and marketing	1,292,000	1,492,000	2,768,000	3,056,000
General and administrative	1,103,000	1,596,000	5,889,000	3,192,000

	5,636,000	6,739,000	15,160,000	13,613,000

Income (loss) from operations	559,000	1,366,000	(2,191,000)	2,517,000
Other income (expense):
Interest, net	(191,000)	(232,000)	(358,000)	(526,000)

Income (loss) before income taxes	368,000	1,134,000	(2,549,000)	1,991,000
Provision for income taxes	86,000	23,000	272,000	51,000

Income (loss) before cumulative effect of a change in accounting principle	282,000	1,111,000	(2,821,000)	1,940,000
Cumulative effect of a change in accounting principle, net of tax			(7,649,000)

Net income (loss)	282,000	1,111,000	(10,470,000)	1,940,000
Translation adjustment	452,000	(86,000)	307,000	(571,000)

Comprehensive income (loss)	$734,000	$1,025,000	$(10,163,000)	$1,369,000

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$0.11	$(0.24)	$0.19
Cumulative effect of a change in accounting principle, net of tax			(0.62)

Net income (loss)	$0.02	$0.11	$(0.86)	$0.19

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (continued)

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(10,470,000)	$1,940,000
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	558,000	1,149,000
Retention bonus payable in common stock	2,641,000
Cumulative effect of a change in accounting principle	7,817,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	37,000	(401,000)
Inventories	(827,000)	46,000
Deferred taxes		(8,000)
Other assets	(201,000)	(120,000)
Accounts payable and accrued expenses	(773,000)	(244,000)
Deferred revenue	(150,000)	(969,000)
Other liabilities	74,000	(332,000)

Net cash (used for) provided by operating activities	(1,294,000)	1,061,000

Cash flows from investing activities:
Acquisition of property and equipment	(61,000)	(97,000)
Proceeds from sale of investment in W3 held for sale		9,000

Net cash used for investing activities	(61,000)	(88,000)

Cash flows from financing activities:
Payments of long-term debt	(600,000)	(600,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net	2,603,000

Net cash provided by (used for) financing activities	2,003,000	(600,000)

Net increase in cash and equivalents	648,000	373,000

Effect of exchange rates on cash	46,000	(49,000)

Cash and equivalents – beginning of period	1,039,000	951,000

Cash and equivalents – end of period	$1,733,000	$1,275,000

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and six months ended June 30, 2002 and 2001 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”).  All significant intercompany transactions and accounts have been eliminated in consolidation.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.  Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – New Accounting Pronouncements

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”.  FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased.  In connection with the adoption of FAS 142, the Company performed a transitional goodwill impairment assessment.  As a result of this impairment assessment, in the first quarter of 2002 the Company recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle for the six months ended June 30, 2002.  Subsequent impairment assessments will be performed, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense.  The Company’s measurement of fair value was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction (Note 3).

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business”.  FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

Note 3 – Issuance of Preferred Stock and Restructuring of Debt:

In January 2002, the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”), and issued 2,800 shares of Series B Preferred to Redwood West Coast, LLC (“Redwood”) in exchange for $2,800,000 cash, less

Item 1.  Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

$196,000 of issuance costs.  Each Series B Preferred share is entitled to cumulative dividends, payable in cash quarterly, in an annual amount of $75 per share.  The Series B Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends.  Each share of Series B Preferred has voting power equivalent to 7,785 shares of common stock.  Each share of Series B Preferred will become convertible into 7,785 shares of common stock (subject to anti-dilution adjustments) if and when the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock to at least 70,000,000.  Redwood representatives now constitute a majority of the Company’s Board of Directors, and Redwood also controls approximately 54% of the Company’s voting stock on a fully diluted.  The Company agreed to pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002.

In January 2002, in conjunction with the Redwood transaction, the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,254,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan.  The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of the Company’s common stock.  In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $3,029,000.  In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003.  The Company recorded compensation expense totalling $653,000 in January 2002 related to the Cash Retention Bonuses.  The Cash Retention Bonuses also modified options to purchase an aggregate of 72,000 shares of the Company’s common stock to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004.  No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

The Company amended its credit agreement with Comerica Bank — California (“Comerica”) in conjunction with the Redwood transaction.  The $7,132,000 principal amount outstanding under the Company’s revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note.  The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004.  In addition, the Company must make a partial prepayment if its EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000.  As of December 31, 2001, the Company was not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and now includes only a minimal financial covenant related to capital expenditures.

Note 4 – Inventories:

Inventories consist of the following:

	June 30, 2002	December 31, 2001

	(unaudited)	(audited)
Inventories:
Raw materials	$2,918,000	$2,317,000
Work in process	369,000	318,000
Finished goods	2,757,000	2,424,000

	$6,044,000	$5,059,000

Item 1.   Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted FAS 142 (Note 2).  As a result, the Company recorded an impairment loss and ceased to amortize goodwill.  The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 8).  Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2000	$13,161,000
Additional purchase price for prior acquisitions	277,000
Amortization	(1,445,000)
Effect of currency exchange rates	81,000

Balance at December 31, 2001	12,074,000
Impairment loss	(7,755,000)
Effect of currency exchange rates	(44,000)

Balance at June 30, 2002	$4,275,000

The reconciliation of reported net income (loss) and net income (loss) per share for the three and six months ended June 30, 2002 and 2001 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,

		2002	2001	2002	2001

	Reported net income (loss)	$282,000	$1,111,000	$(10,470,000)	$1,940,000
	Add: Goodwill amortization		348,000		693,000

.	Adjusted net income (loss)	$282,000	$1,459,000	$(10,470,000)	$2,633,000

	Basic and diluted net income (loss) per share:
	Reported net income (loss)	$0.02	$0.11	$(0.86)	$0.19
	Add: Goodwill amortization		$0.04		$0.07

	Adjusted basic and diluted net income (loss)	$0.02	$0.15	$(0.86)	$0.26

Other intangible assets were as follows:

	June 30, 2002		December 31, 2001

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Patents	$4,181,000	$1,605,000	$3,863,000	$1,313,000
Licenses	599,000	346,000	512,000	318,000

	$4,780,000	$1,951,000	$4,375,000	$1,631,000

Item 1.   Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years.  Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2003	$475,000
2004	471,000
2005	438,000
2006	428,000
2007	321,000

$2,133,000

Note 6 – Mandatorily Redeemable Stock:

The Series B Preferred (Note 2) defines a merger and/or acquisition as a liquidating event; and as a result, the Series B Preferred is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet.

The 621,000 shares of the Company’s common stock which was issued to Merial SAS (“Merial”) in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any portion of its shares to the Company at a price of $5 per share, for a total of $3,107,000.  In June 2001, in conjunction with the assignment to Merial of the Company’s feline leukemia virus (“FeLV”) vaccine distribution rights, Merial waived its rights under the put provision.  However, if the Company failed to make certain royalty payments to Merial through April 2002, the rights under the put provision would have reverted to Merial.  The Company made the final scheduled payment in April 2002, and reclassified the carrying amount of the common stock from mandatorily redeemable stock to permanent shareholders’ equity as of March 31, 2002.

Note 7 – Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted net income (loss) used:
Income (loss) from continuing operations	$282,000	$1,111,000	$(2,821,000)	$1,940,000
Less cumulative preferred stock dividends	(53,000)		(90,000)
Less accretion of mandatorily redeemable common stock		(46,000)		(79,000)

Income (loss) from continuing operations used in computing basic income (loss) from continuing operations per share	229,000	1,065,000	(2,911,000)	1,861,000
Cumulative effect of a change in accounting principle, net of tax			(7,649,000)

Net income (loss) used in computingbasic and diluted net income (loss) per share	$229,000	$1,065,000	$(10,560,000)	$1,861,000

Item 1.   Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	13,738,000	9,624,000	12,362,000	9,624,000
Weighted average options and warrants to purchase common stock as determined by the treasury method	341,000	235,000		236,000

Shares used in computing diluted income (loss) per share	14,079,000	9,859,000	12,362,000	9,860,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method totalling 344,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the six months ended June 30, 2002 as their effect is anti-dilutive.  In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001, as their exercise price is higher than the weighted average market price for those periods.  In addition the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the six months ended June 30, 2002.

Note 8 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products.  Although the Company sells diagnostic and instrument products, and has sold vaccine products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$5,720,000	$6,795,000	$12,059,000	$14,082,000
Vaccines		34,000		276,000
Instruments	398,000	366,000	755,000	799,000
Other revenues	77,000	910,000	155,000	973,000

	$6,195,000	$8,105,000	$12,969,000	$16,130,000

Other revenues for the three months ended June 30, 2001 consist primarily of deferred license fee revenues that were recognized in conjunction with the assignment of a distribution agreement.

Item 1.   Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$4,549,000	$6,280,000	$9,214,000	$11,602,000
France	464,000	411,000	1,109,000	1,095,000
Other foreign countries	1,182,000	1,414,000	2,646,000	3,433,000

	$6,195,000	$8,105,000	$12,969,000	$16,130,000

			June 30,	December 31,
			2002	2001

			(unaudited)	(audited)
Long-lived assets:
United States			$6,075,000	$11,929,000
France			2,677,000	4,696,000

			$8,752,000	$16,625,000

The Company had sales to one customer that totalled 12% and 10% of total revenues for the three and six months ended June 30, 2002, respectively.  Sales to one customer totalled 11% and 10% of total revenues for the three and six months ended June 30, 2001, respectively.

Note 9 – Derivative Instruments:

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  FAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value.  In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative depending on the designated type of hedge.  There was no  cumulative effect on the Company’s consolidated financials statements of the adoption of FAS 133 as of April 1, 2002 as the Company had no derivative instruments at that time.

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business.  In June 2002, as part of its risk management strategy, the Company entered into a put option to hedge the foreign currency exposure of its net investment in SBIO-E.  The Company’s objective is to offset losses resulting from a decrease in exchange rates below the floor contained in the put option with gains on the derivative instrument.  The Company does not enter into any trading or speculative positions with regard to derivative instruments.

If the derivative instrument is effective (i.e., the exchange rates fall below the floor contained in the put option), the change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) on the balance sheet.  If the derivative instrument is ineffective, the change in the fair value of the derivative instrument is recorded in income (loss) from continuing operations on the statement of operations.  The Company determines the fair value of the derivative instrument based on quoted market prices, and records the derivative instrument on the balance sheet at fair value.  At June 30, 2002, the fair value of the derivative instrument equaled the premium paid for the derivative instrument, and was not material.  Accordingly, no amounts related to the derivative instrument were recorded in either accumulated other comprehensive income (loss) or in income (loss) from continuing operations during the three and six months ended June 30, 2002.

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

Results of Operations

Our net sales for the second quarter 2002 decreased by $1,077,000 or 15% from the second quarter of 2001.  The decrease reflects a decrease in our diagnostic product sales of $1,075,000 primarily related to canine heartworm diagnostic products.  Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $301,000 of our sales in the second quarter of 2001, $114,000 related to the fourth quarter 2001 transfer of our Japanese diagnostic business to a third party as part of a license agreement, and increased competition in the canine heartworm market.  Also, we believe our distributors are carrying less inventory in view of current economic conditions.  Our sales of poultry diagnostic products decreased during the second quarter of 2002 due to the June 2001 recall of substantially all of our poultry diagnostic products resulting from manufacturing problems at our supplier, Kirkegaard  and Perry Laboratories, Inc. (“KPL”), and a March 2002 recall of certain of our poultry diagnostic products also manufactured by KPL.  We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility, which was completed during the first quarter of 2002, will significantly reduce the likelihood of any future recalls.

Our net sales for the six months ended June 30, 2002 decreased by $2,343,000 or 15% from the six months ended June 30, 2001.  The decrease reflects a decrease in our diagnostic product sales of $2,023,000 primarily related to canine heartworm diagnostic products, a decrease in our sales of vaccine products of $242,000, and a decrease in our instrument product sales of $44,000.  Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $881,000 of our sales in the six months ended June 30, 2001, $567,000 related to the fourth quarter 2001 transfer of our Japanese diagnostic business to a third party as part of a license agreement, and increased competition in the canine heartworm market.  Also, we believe our distributors are carrying less inventory in view of current economic conditions.  Our sales of poultry diagnostic products decreased during the six months ended June 30, 2002 due to the June 2001 recall of substantially all of our poultry diagnostic products resulting from manufacturing problems at KPL, and a March 2002 recall of certain of our poultry diagnostic products also manufactured by KPL.  We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility, which was completed during the first quarter of 2002, will significantly reduce the likelihood of any future recalls. The decrease in our vaccine sales is due solely to our decision on June 1, 2001 to exit the vaccine business.  Our instrument product sales decreased primarily due to our 2000 decision to scale back our instrument manufacturing operations, and we expect to dispose of these operations in 2002.

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

Our cost of sales as a percentage of our net sales was 47% during the second quarter of 2002 compared to 45% during the second quarter of 2001, and was 45% during the six months ended June 30, 2002 compared to 43% during the six months ended June 30, 2001.  The lower gross margins are a direct result of the decrease in our sales during the three and six months ended June 30, 2002, and the fact that a significant portion of our manufacturing costs are fixed.

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

Our research and development expenses decreased by $17,000 or 4% during the second quarter of 2002 as compared to the second quarter of 2001, and decreased by $113,000 or 12% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  The decreases are due primarily to the decrease in research activities performed for us by third parties, and decreases in patent legal expense.  Our research and development expenses as a percentage of our net sales were 6% during the three and six months ended June 30, 2002 and 2001.

Our selling and marketing expenses decreased by $200,000 or 13% during the second quarter of 2002 as compared to the second quarter of 2001, and decreased by $288,000 or 9% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  The decreases are due to a concerted effort to reduce selling and marketing expenses.  Our selling and marketing expenses as a percentage of our net sales were 21% during the second quarter of 2002 and 2001, and were 22% and 20% during the six months ended June 30, 2002 and 2001, respectively.

Our general and administrative expenses decreased by $493,000 or 31% during the second quarter of 2002 as compared to the second quarter of 2001, due primarily to the fact that goodwill is no longer amortized.  Our general and administrative expenses increased by $2,697,000 or 84% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  The increase is primarily due to $3,682,000 of retention bonuses that became payable upon the consummation of the January 2002 Redwood Series B preferred stock investment transaction, offset by the fact that goodwill is no longer amortized.  Our general and administrative expenses as a percentage of our net sales were 18% and 22% during the second quarter of 2002 and 2001, respectively, and were 46% and 21% during the six months ended June 30, 2002 and 2001, respectively.  Excluding the first quarter 2002 bonus expense and the goodwill amortization during the three and six months ended June 30, 2001, our general and administrative expenses would have been $1,103,000 and $1,248,000 during the second quarter of 2002 and 2001, respectively, and $2,207,000 and $2,499,000 during the six months ended June 30, 2002 and 2001, respectively, or 18% and 17% of our net sales during the second quarter of 2002 and 2001, respectively, and 17% and 16% of our net sales during the six months ended June 30, 2002 and 2001, respectively.

Our net interest expense decreased by $41,000 or 18% during the second quarter of 2002 as compared to the second quarter of 2001, and decreased by $168,000 or 32% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  The decreases are due to decreases in the prime rate during 2001, and decreases in the outstanding principal balance.

We recognized a provision for income taxes of $272,000 during the six months ended June 30, 2002 as compared to a provision for income taxes of $51,000 during the six months ended June 30, 2001.  The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes in 2002 related to the retention bonus.  In addition, the change in our ownership resulting from the January 2002 Redwood transaction limits the utilization of both Federal and state net operating loss carryforwards to $59,000 per year.  As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $1,266,000 of our state net operating loss carryforwards, may expire before they can be utilized.

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers.  Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first six months of 2002.  It is unclear whether any impact on our business would continue into the last two quarters of 2002.

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

As of January 1, 2002, we adopted Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business”.  FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of FAS 144 did not have a material impact on the our financial position or results of operations.

Financial Condition and Liquidity

In January 2002, we issued 2,800 shares of Series B preferred stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash.  Without this investment, we would not have had the working capital necessary to continue our business.  The Series B preferred shares may become convertible into an aggregate of 21,797,000 shares of our common stock, are entitled to quarterly cumulative dividends at a 7.5% annual rate and are entitled to an aggregate liquidation preference of $2,800,000 plus accumulated and unpaid dividends.  The Series B preferred stock defines a merger and/or acquisition as a liquidating event; and as a result, the Series B preferred stock is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet.  Redwood representatives now constitute a majority of our board of directors, and Redwood also controls approximately 54% of our voting stock on a fully diluted basis.

In conjunction with the Redwood transaction, and pursuant to selectively amended retention bonus agreements, we issued, on May 15, 2002, an aggregate of 8,254,000 shares of our common stock to certain employees.  We also agreed to pay the employees’ income tax withholding obligation related to the stock retention bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of our common stock.  In addition, we also amended cash retention bonus agreements with certain of our employees so that $653,000 that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003.  In addition, under the employees’ cash retention bonus agreements, options to purchase an aggregate of 72,000 shares of our common stock became immediately vested upon consummation of the Redwood transaction, and the expiration date of the 72,000 stock option was extended to January 25, 2004.  We recorded compensation expense in the first quarter of 2002 totalling $3,682,000 related to the retention bonuses.

We amended our credit agreement with Comerica Bank – California (“Comerica”) in conjunction with the Redwood transaction.  Without the amendment, we could not have repaid our indebtedness to Comerica when it came due.  The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note.  The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004.  In addition, we must make a partial prepayment if our EBITDA (earnings before interest, taxes, depreciation and amortization) in 2002 exceeds $4,000,000.  As of December 31, 2001, we were not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waived all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants for the future.  We believe we will be able to repay or refinance the amended Comerica note when it comes due in 2004.

The following table summarizes the future cash payments related to our contractual obligations as of June 30, 2002 (amounts are in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$6,632	$600	$1,475	$4,557
Operating leases	4,436	447	584	527	$536	$368	$1,974
Other long-term obligations	2,500				1,000	1,500

We believe that our present capital resources, including our working capital of $4,771,000 at June 30, 2002, as well as our anticipated cash from operations, are sufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months.

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

Our operations are seasonal due to the sales of our canine heartworm diagnostic products.  Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians.  The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year.  We believe that increased sales of our SCA 2000 instruments and supplies and our poultry diagnostic products will also reduce our seasonality.

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

Further, our future capital requirements will depend on many factors beyond our control or ability to accurately estimate, including continued scientific progress in our product development programs, the cost of manufacturing scale-up, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost involved in patent infringement litigation, competing technological and market developments, and the cost of establishing effective sales and marketing arrangements.  In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities.  While we have no current agreements with respect to any such acquisition, any future transaction of this nature could require potentially significant amounts of capital.  Such funds may not be available at the time or times needed, or available on terms acceptable to us.  If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products, or to otherwise respond to competitive pressures.  This inability could materially harm our business.

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

Our canine heartworm diagnostic products constituted 43% of our sales for the six months ended June 30, 2002.  In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 - 2002 by a new heartworm product from Heska.  We are suing Heska, claiming that its heartworm product infringes our patent.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2001 and 2000, and we have had a history of annual losses.  We have incurred a consolidated accumulated deficit of $42,236,000 at June 30, 2002.  We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

The effects of our 2001 liquidity issue may linger

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers.  Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first six months of 2002.  It is unclear whether any impact on our business would continue into the last two quarters of 2002.

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

In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products.  We replaced the affected products that were held by our customers.  The cost of this recall and the related replacement products was borne by KPL.  However, our sales of poultry diagnostic products since then have been materially adversely affected, and our future sales of these products could be materially adversely affected.  In the first quarter of 2002, KPL instituted another recall of certain of our poultry diagnostic products that were manufactured by KPL due to a contaminated positive control contained in the products.  We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility, which was completed during the first quarter of 2002, will significantly reduce the likelihood of any future recalls.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The fair value of our debt at June 30, 2002 was $6,632,000, which has a variable interest rate based on the prime rate.  We do not hedge our interest rate risk, nor do we hold any trading or speculative positions with regard to derivative instruments based on interest rates.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.  In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency.  However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation.  There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros.  Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars.  We do not hedge our cash flows on intercompany transactions, nor do we hold any trading or speculative positions with regard to derivative instruments based on currency exchange rates.

In June 2002, as part of our risk management strategy, we entered into a put option to hedge the foreign currency exposure of our net investment in SBIO-E.  Our objective is to offset losses resulting from a decrease in exchange rates below the floor contained in the put option with gains on the derivative instrument.  If the derivative instrument is effective (i.e., the exchange rates fall below the floor contained in the put option), the change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) on the balance sheet.  If the derivative instrument is ineffective, the change in the fair value of the derivative instrument is recorded in income (loss) from continuing operations on the statement of operations.  We determine the fair value of the derivative instrument based on quoted market prices, and record the derivative instrument on the balance sheet at fair value.  At June 30, 2002, the fair value of the derivative instrument equaled the premium paid for the derivative instrument, and was not material.  Accordingly, no amounts related to the derivative instrument were recorded in either accumulated other comprehensive income (loss) or in income (loss) from continuing operations during the three and six months ended June 30, 2002.

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

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $108,000 existed on our Series B preferred Stock.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 30, 2002, we filed a Form 8-K announcing the dismissal of PricewaterhouseCoopers LLP as our independent auditors, and the appointment of Levitz, Zacks & Ciceric as our independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: August 13, 2002	/s/ Michael K. Green

Michael K. Green
Senior Vice President and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

Exhibit Index

Exhibit No.	Exhibit

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.