Form 10-Q
period 2002-09-30
SYNBIOTICS CORP
filed 2002-11-08
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11303

SYNBIOTICS CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3737816 (I.R.S. Employer Identification No.)

11011 Via Frontera San Diego, California (Address of principal executive offices)	92127 (Zip Code)

Registrant’s telephone number, including area code:  (858) 451-3771

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 8, 2002, 17,953,514 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Synbiotics Corporation
Condensed Consolidated Balance Sheet

	September 30, 2002	December 31, 2001

	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,324,000	$1,039,000
Accounts receivable	2,342,000	2,983,000
Inventories	5,981,000	5,059,000
Other current assets	915,000	796,000

	10,562,000	9,877,000
Property and equipment, net	1,400,000	1,648,000
Goodwill	4,275,000	12,074,000
Intangibles, net	2,712,000	2,744,000
Deferred debt issuance costs		7,000
Other assets	530,000	152,000

	$19,479,000	$26,502,000

Liabilities and Shareholders Equity:
Current Liabilities:
Accounts payable and accrued expenses	$5,205,000	$5,915,000
Current portion of long-term debt	1,400,000	1,200,000
Deferred revenue	75,000	300,000

	6,680,000	7,415,000

Long-term debt	4,922,000	6,032,000
Other liabilities	1,920,000	1,804,000

	6,842,000	7,836,000

Mandatorily redeemable stock	2,604,000	3,107,000

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 17,954,000 and 8,990,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	46,050,000	40,286,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(1,200,000)	(1,411,000)
Accumulated deficit	(42,532,000)	(31,766,000)

Total non-mandatorily redeemable common stock and other shareholders’ equity	3,353,000	8,144,000

	$19,479,000	$26,502,000

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (continued)

Synbiotics Corporation
 Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Net sales	$4,465,000	$5,835,000	$16,964,000	$20,546,000
License fees	75,000		225,000	969,000
Royalties	1,000	1,000	6,000	5,000

	4,541,000	5,836,000	17,195,000	21,520,000

Operating expenses:
Cost of sales	2,069,000	2,411,000	7,469,000	8,519,000
Research and development	354,000	434,000	1,044,000	1,222,000
Selling and marketing	1,141,000	1,531,000	3,951,000	4,555,000
General and administrative	1,556,000	1,483,000	7,412,000	4,630,000

	5,120,000	5,859,000	19,876,000	18,926,000

(Loss) Income from operations	(579,000)	(23,000)	(2,681,000)	2,594,000
Other income (expense):
Interest, net	(165,000)	(217,000)	(522,000)	(744,000)

(Loss) income before income taxes	(744,000)	(240,000)	(3,203,000)	1,850,000
(Benefit from) provision for income taxes	(111,000)	(34,000)	175,000	29,000

(Loss) income from continuing operations	(633,000)	(206,000)	(3,378,000)	1,821,000
Discontinued operations, net of tax	340,000	(10,000)	261,000	(97,000)

(Loss) income before cumulative effect of a change in accounting principle	(293,000)	(216,000)	(3,117,000)	1,724,000
Cumulative effect of a change in accounting principle, net of tax			(7,649,000)

Net (loss) income	(293,000)	(216,000)	(10,766,000)	1,724,000
Translation adjustment	(96,000)	405,000	211,000	(166,000)

Comprehensive income (loss)	$(389,000)	$189,000	$(10,555,000)	$1,558,000

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	(0.04)	(0.02)	(0.26)	0.18
Discontinued operations, net of tax	0.02		0.02	(0.01)
Cumulative effect of a change in accounting principle, net of tax			(0.56)

Net (loss) income	$(0.02)	$(0.02)	$(0.80)	$0.17

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (continued)

Synbiotics Corporation
 Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(10,766,000)	$1,724,000
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	770,000	1,716,000
Retention bonus payable in common stock	2,641,000
Legal settlement payable in common stock	15,000
Note receivable for discontinued operations	(500,000)
Cumulative effect of a change in accounting principle	7,756,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	824,000	444,000
Inventories	(765,000)	(103,000)
Deferred taxes		(8,000)
Other assets	(221,000)	(150,000)
Accounts payable and accrued expenses	(1,064,000)	(753,000)
Deferred revenue	(225,000)	(969,000)
Other liabilities	112,000	(597,000)

Net cash (used for) provided by operating activities	(1,423,000)	1,304,000

Cash flows from investing activities:
Acquisition of property and equipment	(29,000)	(219,000)
Proceeds from sale of investment in W3 held for sale		9,000

Net cash used for investing activities	(29,000)	(210,000)

Cash flows from financing activities:
Payments of long-term debt	(910,000)	(900,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net	2,604,000

Net cash provided by (used for) financing activities	1,694,000	(900,000)

Net increase in cash and equivalents	242,000	194,000
Effect of exchange rates on cash	43,000	(12,000)
Cash and equivalents – beginning of period	1,039,000	951,000

Cash and equivalents – end of period	$1,324,000	$1,133,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of operations and comprehensive (loss) income and of cash flows for the three and nine months ended September 30, 2002 and 2001 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”).  All significant intercompany transactions and accounts have been eliminated in consolidation.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.  Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 - New Accounting Pronouncements

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”.  FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased.  In connection with the adoption of FAS 142, the Company performed a transitional goodwill impairment assessment.  As a result of this impairment assessment, in the first quarter of 2002 the Company recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle for the nine months ended September 30, 2002.  Subsequent impairment assessments will be performed, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense.  The Company’s measurement of fair value was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction (Note 3).

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

Note 3 – Issuance of Preferred Stock and Restructuring of Debt:

In January 2002, the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”), and issued 2,800 shares of Series B Preferred to Redwood West Coast, LLC (“Redwood”) in exchange for $2,800,000 cash, less

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

$196,000 of issuance costs.  Each Series B Preferred share is entitled to cumulative dividends, payable in cash quarterly, in an annual amount of $75 per share.  The Series B Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends.  Each share of Series B Preferred has voting power equivalent to 7,785 shares of common stock.  Each share of Series B Preferred is convertible into 7,785 shares of common stock (subject to anti-dilution adjustments).  Redwood representatives now constitute 100% of the Company’s Board of Directors, and Redwood also controls approximately 54% of the Company’s voting stock on a fully diluted basis.  The Company agreed to pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002.  In October 2002, the Company entered into a Stock Swap Agreement with Redwood (Note 11) whereby the Company issued 2,800 shares of Series C Preferred to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred.

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

Note 4 – Discontinued Operations:

In August 2002, the Company sold its instrument manufacturing operations, located in Rome, New York, to Danam Acquisition Corp., located in Dallas, Texas, in exchange for a $500,000 note receivable.  The note is payable, beginning in September 2002, in 60 monthly principal payments of $8,000 plus interest at 5%, is secured by the assets of the disposed operations (all of which had been previously written off by the Company), and is guaranteed by Drew Scientific Group PLC (the parent of Danam Acquisition Corp.)

The Company has recorded the $500,000 gain in discontinued operations.  The Company has restated prior amounts related to the disposed operations.  Revenue related to the discontinued operations for the three and nine months ended September 30, 2002 was $82,000 and $397,000, respectively, and pre-tax loss related to the discontinued operations for the three and nine months ended September 30, 2002 was $121,000 and $212,000, respectively.  A reconciliation of the restated amounts for the three and nine months ended September 30, 2001 is as follows:

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(unaudited)	(unaudited)
Amounts previously reported in:
Net sales	$168,000	$614,000
Cost of sales	(93,000)	(445,000)
Research and development	(50,000)	(167,000)
Sales and marketing	(15,000)	(47,000)
General and administrative	(21,000)	(67,000)
Benefit from income taxes	1,000	15,000

Discontinued operations, net of tax	$(10,000)	$(97,000)

Note 5 - Inventories:

Inventories consist of the following:

	September 30, 2002	December 31, 2001

	(unaudited)	(audited)
Inventories:
Raw materials	$2,741,000	$2,317,000
Work in process	515,000	318,000
Finished goods	2,725,000	2,424,000

	$5,981,000	$5,059,000

Note 6 – Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted FAS 142 (Note 2).  As a result, the Company recorded an impairment loss and ceased to amortize goodwill.  The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 9).  Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2000	$13,161,000
Additional purchase price for prior acquisitions	277,000
Amortization	(1,445,000)
Effect of currency exchange rates	81,000

Balance at December 31, 2001	12,074,000
Impairment loss	(7,755,000)
Effect of currency exchange rates	(44,000)

Balance at September 30, 2002	$4,275,000

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

The reconciliation of reported net (loss) income and net (loss) income per share for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net (loss) income	$(293,000)	$(216,000)	$(10,766,000)	$1,724,000
Add: Goodwill amortization		351,000		1,044,000

Adjusted net (loss) income	$(293,000)	$135,000	$(10,766,000)	$2,768,000

Basic and diluted net (loss) income per share:
Reported net (loss) income	$(0.02)	$(0.02)	$(0.80)	$0.17
Add: Goodwill amortization		0.04		0.11

Adjusted basic and diluted net (loss) income	$(0.02)	$0.02	$(0.80)	$0.28

Other intangible assets were as follows:

	September 30, 2002		December 31, 2001

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Patents	$4,203,000	$1,729,000	$3,863,000	$1,313,000
Licenses	599,000	361,000	512,000	318,000

	$4,802,000	$2,090,000	$4,375,000	$1,631,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years.  Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2003	$475,000
2004	471,000
2005	438,000
2006	428,000
2007	321,000

$2,133,000

Note 7 – Mandatorily Redeemable Stock:

The Series B Preferred (Note 3) defines a merger and/or acquisition as a liquidating event; and as a result, the Series B Preferred is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet.  The Series C Preferred (Note 11) does not define a merger and/or acquisition as a liquidating event; and as a result, the carrying amount of the Series C Preferred will be classified as a part of permanent shareholders’ equity on the balance sheet.

The 621,000 shares of the Company’s common stock which were issued to Merial SAS (“Merial”) in conjunction with the 1997 acquisition of SBIO-E were subject to a put provision which gave Merial the right, beginning on July 9, 2001, to sell all or any

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

portion of its shares to the Company at a price of $5 per share, for a total of $3,107,000.  In June 2001, in conjunction with the assignment to Merial of the Company’s feline leukemia virus (“FeLV”) vaccine distribution rights, Merial waived its rights under the put provision.  However, if the Company failed to make certain royalty payments to Merial through April 2002, the rights under the put provision would have reverted to Merial.  The Company made the final scheduled payment in April 2002, and reclassified the carrying amount of the common stock from mandatorily redeemable stock to permanent shareholders’ equity as of March 31, 2002.

Note 8 – (Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted net (loss) income used:
(Loss) income from continuing operations	$(633,000)	$(206,000)	$(3,378,000)	$1,821,000
Less cumulative preferred stock dividends	(53,000)		(143,000)
Less accretion of mandatorily redeemable common stock				(79,000)

(Loss) income from continuing operations used in computing basic (loss) income from continuing operations per share	(686,000)	(206,000)	(3,521,000)	1,742,000
Discontinued operations, net of tax	340,000	(10,000)	261,000	(97,000)
Cumulative effect of a change in accounting principle, net of tax			(7,649,000)

Net (loss) income used in computing basic and diluted net (loss) income per share	$(346,000)	$(216,000)	$(10,909,000)	$1,645,000

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	17,909,000	9,618,000	13,760,000	9,621,000
Weighted average options and warrants to purchase common stock as determined by the treasury method				234,000

Shares used in computing diluted (loss) income per share	17,909,000	9,618,000	13,760,000	9,855,000

Weighted average options and warrants to purchase common stock, as determined by the application of the treasury method, and shares issuable upon conversion of the Series B preferred stock, as determined by the if-converted method, totalling 22,136,000, 230,000, and 22,140,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002, respectively, as their effect is anti-dilutive.  In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net (loss) income per share for the three and nine months ended September 30, 2002 and 2001, as their exercise price is higher than the weighted average market price for those periods.  In

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

addition the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002.

In October 2002, the Company issued 2,800 shares of Series C Preferred to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred (Note 11).  The Series C allows for its cash dividends to be paid in shares of the Company’s common stock.

Note 9 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products.  Although the Company sells diagnostic and instrument products, and has sold vaccine products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$4,209,000	$5,570,000	$16,268,000	$19,652,000
Vaccines		28,000		304,000
Instruments	256,000	237,000	696,000	590,000
Other revenues	76,000	1,000	231,000	974,000

	$4,541,000	$5,836,000	$17,195,000	$21,520,000

Other revenues for the nine months ended September 30, 2001 consist primarily of deferred license fee revenues that were recognized in conjunction with the assignment of a distribution agreement.

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$2,879,000	$4,121,000	$11,781,000	$15,354,000
France	322,000	604,000	1,201,000	1,658,000
Other foreign countries	1,340,000	1,111,000	4,213,000	4,508,000

	$4,541,000	$5,836,000	$17,195,000	$21,520,000

			September 30, 2002	December 31, 2001

			(unaudited)	(audited)
Long-lived assets:
United States			$6,352,000	$11,929,000
France			2,565,000	4,696,000

			$8,917,000	$16,625,000

Item 1.    Financial Statements (continued)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no sales to any one customer that totalled 10% or more of total revenues for the three and nine months ended September 30, 2002 and 2001.

Note 10 – Derivative Instruments:

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

If the derivative instrument is effective (i.e., the exchange rates fall below the floor contained in the put option), the change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) on the balance sheet.  If the derivative instrument is ineffective, the change in the fair value of the derivative instrument is recorded in income (loss) from continuing operations on the statement of operations.  The Company determines the fair value of the derivative instrument based on quoted market prices, and records the derivative instrument on the balance sheet at fair value.  At September 30, 2002, the fair value of the derivative instrument was approximately zero.  Accordingly, the entire amount related to the derivative instrument, which was not material, was charged to continuing operations during the three months ended September 30, 2002.

Note 11 – Subsequent Event:

In October 2002, the Company designated and authorized 4,000 shares of Series C Preferred Stock (the “Series C Preferred”), and entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred.  Each Series C Preferred share is entitled to cumulative dividends, payable in cash quarterly (although an election can be made to receive the dividends in shares of the Company’s common stock in the event the dividends are not paid within 30 days), in an annual amount of $75 per share; each Series C Preferred share is also entitled to, in effect, the dividends which had accumulated on a corresponding Series B Preferred share before the time of the swap.  The Series C Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends.  Each share of Series C Preferred has voting power equivalent to 7,785 shares of common stock.  Each share of Series C Preferred is convertible into 7,785 shares of common stock (subject to anti-dilution adjustments).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q contains both historical financial information and forward-looking statements.  Forward-looking statements are characterized by words such as “intend”, “plan”, “believe”, “will”, “would”, etc.  Historical financial information may not be indicative of future financial performance.  In fact, future financial performance may be materially different than the historical financial information presented herein.  Moreover, the forward-looking statements about future business or future results of operations are subject to significant uncertainties and risks, including those detailed under the caption “Certain Risk Factors”, which could cause actual future results to differ materially from what is suggested by the forward-looking statements.

Results of Operations

Our net sales for the third quarter 2002 decreased by $1,370,000 or 23% from the third quarter of 2001.  The decrease reflects a decrease in our diagnostic product sales of $1,361,000 primarily related to canine heartworm diagnostic products.  Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $503,000 of our sales in the third quarter of 2001, and increased competition in the canine heartworm market.  The increased competition in the canine heartworm market is the result of IDEXX Laboratories’ new combination in-clinic diagnostic test, and the entrance of Abaxis, Inc. into the canine heartworm diagnostic market.  In March 2002, IDEXX Laboratories sued Abaxis, Inc. for patent infringement, and in September 2002 a United States district court entered a preliminary injunction against Abaxis, Inc. which prevents them from selling their canine heartworm diagnostic product pending trial.  In addition, our sales in France for the third quarter fell year-to-year by $282,000 or 47% due primarily to the French authorities decisions to no longer require cattle to be tested annually for tuberculosis.

Our net sales for the nine months ended September 30, 2002 decreased by $3,582,000 or 17% from the nine months ended September 30, 2001.  The decrease reflects a decrease in our diagnostic product sales of $3,384,000 primarily related to canine heartworm diagnostic products.  Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $1,388,000 of our sales in the nine months ended September 30, 2001, an additional $599,000 related to the fourth quarter 2001 transfer of our Japanese diagnostic business to a third party as part of a license agreement, and increased competition in the canine heartworm market as noted above.  In addition, our sales in France for the nine months fell year-to-year by $457,000 or 28% due primarily to the French authorities decisions to no longer require cattle to be tested annually for tuberculosis.

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

Our cost of sales as a percentage of our net sales was 46% during the third quarter of 2002 compared to 41% during the third quarter of 2001, and was 44% during the nine months ended September 30, 2002 compared to 41% during the nine months ended September 30, 2001.  The lower gross margins are a direct result of the decrease in our sales during the three and nine months ended September 30, 2002, and the fact that a significant portion of our manufacturing costs are fixed.

If pricing on canine heartworm diagnostic products improves, our gross margins and revenues may benefit directly.  The removal of Abaxis’ product from the market improved our pricing.  If we prevail in our patent infringement lawsuit against Heska Corporation and remove their product from the market, we believe our pricing may improve further.  Elimination of competitors may also improve our market share.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products and the SCA 2000™ products are manufactured by third parties.  Our poultry diagnostic products were manufactured for us by a third party during 2001.  In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

We completed the transfer of the manufacturing of our poultry diagnostic products from our supplier to our manufacturing facilities in San Diego during the first quarter of 2002, although some of the lower-volume products are awaiting licensure by the USDA.  We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

Our research and development expenses decreased by $80,000 or 18% during the third quarter of 2002 as compared to the third quarter of 2001, and decreased by $178,000 or 15% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  The decreases are due primarily to the decrease in research activities performed for us by third parties, and decreases in patent legal expense.  Our research and development expenses as a percentage of our net sales were 8% and 7% during the third quarter of 2002 and 2001, respectively, and were 6% during the nine months ended September 30, 2002 and 2001.

Our selling and marketing expenses decreased by $390,000 or 25% during the third quarter of 2002 as compared to the third quarter of 2001, and decreased by $604,000 or 13% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  The decreases are due to a concerted effort to reduce selling and marketing expenses.  Our selling and marketing expenses as a percentage of our net sales were 26% during the third quarter of 2002 and 2001, and were 23% and 22% during the nine months ended September 30, 2002 and 2001, respectively.

Our general and administrative expenses increased by $73,000 or 5% during the third quarter of 2002 as compared to the third quarter of 2001, due primarily to severance costs related to the July 2002 termination of the President of SBIO-E (our Vice President – Research and Development was promoted to fill this position) and the September 2002 resignations of our Chief Executive Officer and Chief Financial Officer, and offset by the fact that goodwill is no longer amortized.  Our general and administrative expenses increased by $2,782,000 or 60% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase is primarily due to $3,682,000 of retention bonuses that became payable upon the consummation of the January 2002 Redwood Series B preferred stock investment transaction, the severance costs related to the July 2002 termination of the President of SBIO-E and the September 2002 resignations of our Chief Executive Officer and Chief Financial Officer, and offset by the fact that goodwill is no longer amortized.  Our general and administrative expenses as a percentage of our net sales were 35% and 25% during the third quarter of 2002 and 2001, respectively, and were 44% and 23% during the nine months ended September 30, 2002 and 2001, respectively.  Excluding the first quarter 2002 bonus expense and the goodwill amortization during the three and nine months ended September 30, 2001, our general and administrative expenses would have been $1,556,000 and $1,132,000 during the third quarter of 2002 and 2001, respectively, and $3,730,000 and $3,586,000 during the nine months ended September 30, 2002 and 2001, respectively, or 35% and 19% of our net sales during the third quarter of 2002 and 2001, respectively, and 22% and 17% of our net sales during the nine months ended September 30, 2002 and 2001, respectively.

Our net interest expense decreased by $52,000 or 24% during the third quarter of 2002 as compared to the third quarter of 2001, and decreased by $222,000 or 30% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  The decreases are due to the decrease in the prime rate during 2001, and decreases in the outstanding principal balance of our bank loan.

We recognized a provision for income taxes of $175,000 during the nine months ended September 30, 2002 as compared to a provision for income taxes of $29,000 during the nine months ended September 30, 2001.  The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes in 2002 related to the retention bonus.  In addition, the change in our ownership resulting from the January 2002 Redwood transaction limits the utilization of both Federal and state net operating loss carryforwards to $59,000 per year.  As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $1,266,000 of our state net operating loss carryforwards, may expire before they can be utilized.

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers.  Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first nine months of 2002.  It is unclear whether any impact on our business would continue into the last quarter of 2002.  However, due to the decrease in our sales during the nine months ended September 30, 2002, cash is again tight for us.  As a result, at the end of the third quarter of 2002, we began implementing a cost reduction program, which included a reduction in our headcount.

In August 2002, we sold our instrument manufacturing operations, located in Rome, New York, to Danam Acquisition Corp., located in Dallas, Texas, in exchange for a $500,000 note receivable.  The note is payable, beginning in September 2002, in 60 monthly principal payments of $8,000 plus interest at 5%, is secured by the assets of the disposed operations (all of which had been previously written off by the Company), and is guaranteed by Drew Scientific Group PLC (the parent of Danam Acquisition Corp.)

We recorded the $500,000 sale price in, and we have restated prior amounts related to the disposed operations as, discontinued operations.  See Note 4 to our condensed consolidate financial statements in Item 1 for a reconciliation of the restated amounts for the three and nine months ended September 30, 2001.

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

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business”.  FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of FAS 144 did not have a material impact on our financial position or results of operations.

Financial Condition and Liquidity

In January 2002, we issued 2,800 shares of Series B preferred stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash.  Without this investment, we would not have had the working capital necessary to continue our business.  The Series B preferred shares were convertible into an aggregate of 21,797,000 shares of our common stock, were entitled to quarterly cumulative dividends at a 7.5% annual rate and were entitled to an aggregate liquidation preference of $2,800,000 plus accumulated and unpaid dividends.  The Series B preferred stock defines a merger and/or acquisition as a liquidating event; and as a result, the Series B preferred stock is considered to be mandatorily redeemable and is classified outside of permanent shareholders’ equity on the balance sheet.  Redwood representatives now constitute 100% of our board of directors, and Redwood also controls approximately 54% of our voting stock on a fully diluted basis.

In October 2002, we designated and authorized 4,000 shares of Series C preferred stock, and entered into a stock swap agreement with Redwood whereby we issued 2,800 shares of Series C preferred stock to Redwood in exchange for Redwood’s 2,800 shares of Series B preferred stock.  The Series C preferred stock is entitled to quarterly cumulative cash dividends (although an election can be made to receive the dividends in shares of our common stock in the event the dividends are not paid within 30 days), at a 7.5% annual rate; the Series C preferred stock is additionally entitled to, in effect, the dividends which had accumulated on the Series B preferred stock before the exchange.  The Series C preferred stock is entitled to an aggregate liquidation preference of $2,800,000, plus accumulated and unpaid dividends.  Each share of Series C preferred stock is convertible into 7,785 shares of common stock (subject to anti-dilution adjustments). The Series C preferred stock does not define a merger and/or acquisition as a liquidating event; and as a result, the carrying amount of the Series C preferred stock will be classified as a part of permanent shareholders’ equity on the balance sheet.

In conjunction with the Redwood transaction, and pursuant to selectively amended retention bonus agreements, we issued, on May 15, 2002, an aggregate of 8,254,000 shares of our common stock to certain employees.  We also agreed to pay the employees’ income tax withholding obligation related to the stock retention bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of our common stock.  In addition, we also amended cash retention bonus agreements with certain of our employees so that $653,000 that would have become payable upon the consummation of the Redwood transaction will instead be payable in January 2003.  In addition, under the employees’ cash retention bonus agreements, options to purchase an aggregate of 72,000 shares of our common stock became immediately vested upon consummation of the Redwood transaction, and the expiration date of the 72,000 stock options was extended to January 25, 2004.  We recorded compensation expense in the first quarter of 2002 totalling $3,682,000 related to the retention bonuses.

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

The following table summarizes the future cash payments related to our contractual obligations as of September 30, 2002 (amounts are in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$6,322	$300	$1,475	$4,547
Operating leases	5,393	292	820	774	$793	$630	$2,084
Other long-term obligations	2,500				1,000	1,500

We believe that our present capital resources, including our working capital of $3,882,000 at September 30, 2002, as well as our anticipated cash from operations (including the effects of our cost reduction program), are sufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months.

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

Our operations are seasonal due to the sales of our canine heartworm diagnostic products.  Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians.  The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year.  In addition, sales of our SCA 2000 instruments and supplies and our poultry diagnostic products reduce our seasonality.

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

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive.  Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval.  Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation.  These companies have greater financial, manufacturing, marketing, and research resources than we do.  IDEXX Laboratories’ new combination in-clinic diagnostic test has gained some market share from our in-clinic canine heartworm diagnostic tests.  In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours.  Further, additional competition could come from new entrants to the animal health care market.  We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 39% of our sales for the nine months ended September 30, 2002.  In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales were substantially affected in 1999 - 2002 by a new heartworm product from Heska.  We are suing Heska, claiming that its heartworm product infringes our patent, and the trial date has been set for April 2003.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2001 and 2000, and we have had a history of annual losses.  We have incurred a consolidated accumulated deficit of $42,532,000 at September 30, 2002.  We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

The effects of our 2001 liquidity issue may linger

Cash was extremely tight for us throughout 2001 and into the first quarter of 2002, and at times we were on credit hold with several of our key suppliers.  Our lack of liquidity may have had a detrimental impact on our business in 2001 and into the first nine months of 2002.  Moreover, due to the decrease in our sales during the nine months ended September 30, 2002, our cash is again extremely tight for us.  As a result, at the end of the third quarter of 2002, we began implementing a cost reduction program, which included a substantial reduction in our headcount.

There is no assurance that acquired businesses can be successfully combined

There can be no assurance that the anticipated benefits of the April 2000 acquisition of the poultry product line from Kirkegaard & Perry Laboratories, Inc. (“KPL”), or any other future acquisitions (collectively, the “Acquired Business”) will be realized.  Acquisitions of businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the Acquired Business, introduction of different distribution channels, potentially dilutive issuances of equity and/or increases in leverage and risk resulting from issuances of debt securities, the need to establish internal operating functions which had been previously provided pre-acquisition by a corporate parent, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the Acquired Business, the diversion of management’s attention from other business concerns and the risks of entering markets in which we have no or limited direct prior experience.  In addition, there can be no assurance that the acquisitions will not have a material adverse effect upon our business, results of operations, financial condition or cash flows, particularly in the quarters immediately following the consummation of the acquisition, due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of the Acquired Business and us, as well as operating and development expenses inherent in the Acquired Business itself as opposed to integration of the Acquired Business.  We did not achieve the hoped-for benefits from most of our past acquisitions, most notably W3COMMERCE (2000).

We depend on key executives and personnel

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group.  Competition for qualified personnel in the animal health care products industry is intense, and we may not be successful in attracting and retaining such personnel.  There are only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons.  The loss of the services of any of our key personnel or the inability to attract or retain qualified personnel could harm our business.  At the end of the third quarter of 2002, our chief executive officer and our chief financial officer both resigned.  We replaced our chief financial officer by promoting our corporate controller, and we are actively searching for a new chief executive officer.

We depend on third party manufacturers

We contract for the manufacture of some of our products, including our Witness® canine heartworm and feline leukemia diagnostic products and our SCA 2000™ products.  We also expect that some of our anticipated new products will be manufactured by third parties.  In addition, some of the products manufactured for us by third parties, including Witness® canine heartworm and feline leukemia diagnostic products, are licensed to us by their manufacturers.  There are a number of risks associated with our dependence on third-party manufacturers including:

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

In June 2001, KPL instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products.  We replaced the affected products that were held by our customers.  The cost of this recall and the related replacement products was borne by KPL.  However, our sales of poultry diagnostic products since then have been materially adversely affected, and our future sales of these products could be materially adversely affected.  In the first quarter of 2002, KPL instituted another recall of certain of our poultry diagnostic products that were manufactured by KPL due to a contaminated positive control contained in the products.  These recalls may have done some damage to the product line’s reputation.  We believe that the transfer of the manufacturing of these products to our San Diego manufacturing facility, which was completed during the first quarter of 2002, will significantly reduce the likelihood of any future recalls.

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

Interest Rate Risk

The fair value of our debt at September 30, 2002 was $6,322,000, which has a variable interest rate based on the prime rate.  We do not hedge our interest rate risk, nor do we hold any trading or speculative positions with regard to derivative instruments based on interest rates.

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

In June 2002, as part of our risk management strategy, we entered into a put option to hedge the foreign currency exposure of our net investment in SBIO-E.  Our objective is to offset losses resulting from a decrease in exchange rates below the floor contained in the put option with gains on the derivative instrument.  If the derivative instrument is effective (i.e., the exchange rates fall below the floor contained in the put option), the change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) on the balance sheet.  If the derivative instrument is ineffective, the change in the fair value of the derivative instrument is recorded in income (loss) from continuing operations on the statement of operations.  We determine the fair value of the derivative instrument based on quoted market prices, and record the derivative instrument on the balance sheet at fair value.  At September 30, 2002, the fair value of the derivative instrument was approximately zero.  Accordingly, the entire amount related to the derivative instrument, which was not material, was charged to continuing operations during the three months ended September 30, 2002.

As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable, into the U.S. dollar for consolidation.

Item 4.    Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)           Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The trial date for our patent litigation against Heska Corporation has been set for April 1, 2003.

In September 2002, we settled the breach of contract litigation brought against us by The London Manhattan Company, Inc. by paying $15,000 in cash and  $15,000 in the form of 88,235 shares of our unregistered common stock.

Item 2.   Changes in Securities and Use of Proceeds

On September 16, 2002, we issued 88,235 shares of our common stock to The London Manhattan Company, Inc. in conjunction with the settlement of its breach of contract litigation against us.  This was a Section 4(2) private offering, involving no underwriters.

On October 31, 2002, we issued 2,800 shares of our Series C preferred stock to Redwood West Coast, LLC in exchange for the 2,800 shares of Series B preferred stock held by Redwood West Coast, LLC.  This was a Rule 506/Section 4(2) private offering, involving no underwriters.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding the Series C preferred stock’s conversion rights, cumulative dividend rights, voting rights and liquidation preference.

Item 3.   Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $161,000 existed on our Series C preferred stock.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 15, 2002, with an adjournment to August 26, 2002.  The following matters were submitted to a vote, with the results indicated below:

(a)          Election of directors:

Nominee	For	Withheld

Thomas A. Donelan	37,676,877	942,000
Christopher P. Hendy	37,676,826	942,051
Paul A. Rosinack	37,662,546	956,331

(b)	Approval of the amendment of Article Fourth of the Restated Articles of Incorporation (increase in authorized number of shares of common stock):

For	Against	Abstain	Broker Non-Votes

9,406,642	2,445,792	239,195	4,730,580

(c)          Approval of the amendment of Article 1, Section 2 of the Bylaws (number of directors):

For	Against	Abstain	Broker Non-Votes

11,721,027	125,186	245,416	4,730,580

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1.2	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.

	3.2	Bylaws, as amended.

	4.6	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.

	10.1	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.

	10.7.2†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.

	10.8.2†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.

	10.86	Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.

	10.87	Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.

	10.87.1	Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated as of August 31, 2002.

	10.87.2	Assignment of Note and Guaranty by the Registrant to Comerica Bank – California, dated August 31, 2002.

	10.88	Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.

	99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

† - Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On October 2, 2002, we filed a Form 8-K announcing the resignation of Paul A. Rosinack as our President, Chief Executive Officer and member of our Board of Directors, and the resignation of Michael K. Green as our Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: November 8, 2002	/s/ KEITH A. BUTLER

Keith A. Butler Vice President - Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Christopher P. Hendy, the principal executive officer of Synbiotics Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Synbiotics Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CHRISTOPHER P. HENDY

Christopher P. Hendy Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith A. Butler, the principal financial officer of Synbiotics Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Synbiotics Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ KEITH A. BUTLER

Keith A. Butler Principal Financial Officer

Exhibit Index

Exhibit No.	Exhibit

3.1.2	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.

3.2	Bylaws, as amended.

4.6	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.

10.1	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.

10.7.2†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.

10.8.2†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.

10.86	Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.

10.87	Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.

10.87.1	Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated as of August 31, 2002.

10.87.2	Assignment of Note and Guaranty by the Registrant to Comerica Bank – California, dated August 31, 2002.

10.88	Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

† - Management contract or compensatory plan or arrangement.