Form 10-K
period 2002-12-31
SYNBIOTICS CORP
filed 2003-03-31
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $1,909,000 based on the closing sale price as reported by the NASD over-the-counter bulletin board. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. this determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2003, there were 19,619,691 shares of our common stock outstanding.

The report of PricewaterhouseCoopers LLP, our former independent accountants, required by Item 8 related to our consolidated financial statements as of December 31, 2001 and 2000, and for each of the two years in the period ended December 31, 2001 and the consent of PricewaterhouseCoopers LLP required by Item 15(c) related to that report, have been omitted from this Form 10-K due to the inability of PricewaterhouseCoopers to provide us with those documents in a timely manner.

SYNBIOTICS CORPORATION

PART I

Item 1.    Business

General

Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are a major provider of diagnostic products to the animal health market. Our product portfolio consists of 96 diagnostic test kits and detection devices. Many of our products hold strong positions in their specific markets.

In 2002, we sold our instrument manufacturing operations, which were located in Rome, New York, and we disposed of our PennHIP® business, which was located in Malvern, Pennsylvania.

In 2001, we exited the veterinary vaccines business.

In April 2000, we acquired our poultry diagnostic products business.

In January 2000, we acquired W3COMMERCE, LLC, an Internet marketing services company operating in both the animal health industry and in other industries. After making a substantial investment in W3COMMERCE, we decided to exit the Internet services business and sold 84% of W3COMMERCE back to its original owners at the end of 2000.

Market and Product Overview

We sell our products both in the United States and in foreign countries. The total number of family owned dogs and cats is estimated to exceed 135 million in the United States alone. We believe that our current and intended future products will offer veterinarians an opportunity to improve the quality and expand the scope of veterinary health care services.

Our most commercially successful products are our canine heartworm diagnostics (representing 36%, of our net sales in 2002, 2001 and 2000, respectively). We estimate that we have approximately a 30% share of the estimated $30 million U.S. heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season. Our vaccine business, which we exited in 2001, represented 1% and 17% of our net sales in 2001 and 2000, respectively.

Marketing

We sell our products in the United States, Canada, Europe, Asia and, to a limited extent, Latin America. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. Sales to laboratories and other centralized facilities (approximately 50 in the U.S.) are handled directly. Outside the United States, we sell our small-animal products through distributors and on an original equipment manufacturer (“OEM”) basis, and our food-animal products directly to laboratories. We maintain a marketing and sales force, which trains distributor representatives, responds to technical inquiries, promotes products directly to veterinarians, laboratories and poultry producers, advertises and promotes products through direct mail and journal advertisements, and provides other marketing support functions.

Manufacturing

We manufacture most of our products at our facilities located in San Diego, California and Lyons, France. However, we rely on outside manufacturers for our WITNESS® canine heartworm and feline leukemia diagnostic products and our SCA 2000™ products. Our WITNESS® canine heartworm and feline leukemia diagnostic products are licensed to us by their respective outside manufacturer.

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

Our manufacturing facilities in San Diego and Lyons, France are licensed by the USDA and adhere to Good Manufacturing Practices (“GMP”) standards. Our French manufacturing facility, which is ISO 9002 certified, is not licensed by any foreign regulatory agency as there is no licensing requirement. The manufacturing facilities of our important suppliers are subject to licensing and regulatory approval in both the United States and Europe.

In addition to the foregoing, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business.

Competition

We are a major provider of diagnostic products to the animal health market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $412,000,000 (for 2002) that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

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

Research and Development

We spent approximately $1,380,000 and $1,604,000 on research and development activities during the years ended December 31, 2002 and 2001, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

As of December 31, 2002, we had a total of 94 employees worldwide, 91 of whom were full-time.

Raw Materials

The manufacturing of diagnostics and diagnostic instruments requires raw materials which generally are, and have been, readily available from several sources.

Financial Information About Industry Segments and Financial Information About Foreign and Domestic Operations and Export Sales

See Note 16 to our financials statements in Item 8 of Part II of this Form 10-K.

Item	2. Properties

We lease two buildings in San Diego, California. The buildings contain approximately 42,000 square feet of space, and house our corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. We also lease an approximately 25,000 square foot building in Lyons, France which houses Synbiotics Europe’s (“SBIO-E”) corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. In addition, we lease a sales office in Kansas City, Missouri and a research office in College Park, Maryland.

We believe that these facilities are adequate for our current level of operations.

Item 3.    Legal Proceedings

Synbiotics Corporation v. Heska Corporation—United States District Court for the Southern District of California

In November 1998, Synbiotics Corporation filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. In March 2003, Synbiotics and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from Synbiotics the patent relating to the heartworm diagnostic technology.

MTrade Comercio Importacao E Exporta, a Brazilian corporation, vs. Synbiotics Corporation—San Diego County Superior Court

On August 3, 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against us alleging a breach of contract related to a distribution agreement for certain of our products which we terminated due to MTrade’s lack of performance under the agreement. In January 2002, MTrade withdrew its complaint, and re-filed the complaint in March 2002. In February 2003, the Court granted our motion for summary judgment, and the lawsuit was dismissed in its entirety.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted in the NASD over-the-counter bulletin board under the symbol SBIO. Price ranges reported are the high and low sale price information as reported by the NASD over-the-counter bulletin board. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. No cash dividends have ever been paid on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. As of March 28, 2003, there were approximately 570 shareholders of record of our common stock.

Year	Quarter	High	Low
2001	1st Quarter	$0.88	$0.38
	2nd Quarter	$0.70	$0.23
	3rd Quarter	$0.42	$0.12
	4th Quarter	$0.34	$0.13

2002	1st Quarter	$0.45	$0.18
	2nd Quarter	$0.30	$0.10
	3rd Quarter	$0.22	$0.13
	4th Quarter	$0.15	$0.04

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of our bank loan and of our Series C preferred stock restrict our ability to pay any cash dividends on our common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Total revenues	$21,671	$26,532	$29,738	$29,576	$31,009
(Loss) income from continuing operations	(6,862)	626	(13,193)	(820)	(1,469)
Net (loss) income	(14,401)	431	(18,518)	(1,566)	(1,911)
Basic (loss) income per share:
(Loss) income from continuing operations	(0.48)	0.06	(1.43)	(0.10)	(0.18)
Net (loss) income	(1.00)	0.04	(2.00)	(0.19)	(0.23)
Diluted (loss) income per share:
(Loss) income before extraordinary item	(0.48)	0.06	(1.43)	(0.10)	(0.18)
Net (loss) income	(1.00)	0.04	(2.00)	(0.19)	(0.23)

	December 31,
	2002	2001	2000	1999	1998
	(In Thousands)
Consolidated Balance Sheet Data:
Total assets	$15,436	$26,502	$32,202	$44,531	$45,930
Long-term obligations	6,478	10,943	7,508	10,356	10,856

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our net sales for the year ended December 31, 2002 decreased by $4,143,000 or 16% from the year ended December 31, 2001. The decrease reflects a decrease in our diagnostic product sales of $4,012,000 primarily related to canine heartworm diagnostic products. Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $1,617,000 of our sales in the year ended December 31, 2001, an additional $599,000 related to the fourth quarter 2001 transfer of our Japanese diagnostic business to a third party as part of a license agreement, and increased competition in the canine heartworm market. The increased competition in the canine heartworm market resulted from IDEXX Laboratories’ combination in-clinic diagnostic test. In addition, our sales in France for the year fell by $635,000 or 26% due primarily to the French authorities’ decisions to no longer require cattle to be tested annually for tuberculosis.

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

Our cost of sales as a percentage of our net sales was 49% during the year ended December 31, 2002 compared to 45% during the year ended December 31, 2001. The lower gross margins are a direct result of the decrease in our sales during the year ended December 31, 2002, and the fact that a significant portion of our manufacturing costs are fixed.

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

Our research and development expenses decreased by $224,000 or 14% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decreases are due primarily to the decrease in research activities performed for us by third parties, and decreases in patent legal expense. Our research and development expenses as a percentage of our net sales were 6% during the years ended December 31, 2002 and 2001.

Our selling and marketing expenses decreased by $1,306,000 or 23% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decreases are due to a concerted effort to reduce selling and marketing expenses. Our selling and marketing expenses as a percentage of our net sales were 20% and 22% during the years ended December 31, 2002 and 2001, respectively.

Our general and administrative expenses increased by $2,526,000 or 40% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase is primarily due to $3,682,000 of retention bonuses that became payable upon the consummation of the January 2002 Redwood preferred stock investment transaction, the severance costs related to the July 2002 termination of the President of SBIO-E and the September 2002 resignations of our Chief Executive Officer and Chief Financial Officer, and offset by the fact that goodwill is no longer amortized. Our general and administrative expenses as a percentage of our net sales were 41% and 24% during the year ended December 31, 2002 and 2001, respectively. Excluding the first quarter 2002 bonus expense and the goodwill amortization during the year ended December 31, 2001, our general and administrative expenses would have been $5,090,000 and $4,801,000 during the years ended December 31, 2002 and 2001, respectively, or 24% and 19% of our net sales during the years ended December 31, 2002 and 2001, respectively.

Our net interest expense decreased by $268,000 or 29% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decreases are due to the decrease in the prime rate during 2002 and 2001, and decreases in the outstanding principal balance of our bank loan.

We recognized a provision for income taxes of $7,000 during the year ended December 31, 2002 as compared to a provision for income taxes of $10,000 during the year ended December 31, 2001. The change in our ownership resulting from the January 2002 Redwood transaction limits the utilization of both Federal and state net operating loss carryforwards to $59,000 per year. As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized.

Cash was extremely tight for us throughout 2001 and into 2002, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity may have had a detrimental impact on our business in 2001 and 2002. It is unclear whether any impact on our business would continue into 2003. However, due to the scheduled December 2002 payout of $406,000 of cash retention bonuses and the decrease in our sales during the year ended December 31, 2002, cash is again tight for us. As a result, at the end of the third quarter of 2002, we began implementing a cost reduction program, which included a reduction in our headcount.

We disposed of two unprofitable business lines in 2002. In August 2002, we sold our instrument manufacturing operations, located in Rome, New York, to Danam Acquisition Corp., located in Dallas, Texas, in exchange for a $500,000 note receivable. The note is payable, beginning in September 2002, in 60 monthly principal payments of $8,000 plus interest at 5%, is secured by the assets of the disposed operations (all of which we had been previously written off), and is guaranteed by Drew Scientific Group PLC (the parent of Danam Acquisition Corp.) In November 2002, we terminated the license agreement for our PennHIP® operations, located in Malvern, Pennsylvania, and transferred all of the assets related to the PennHIP® operations to the University of Pennsylvania. No consideration was received for the transferred assets. We recorded the $500,000 sale price for the instrument manufacturing operations in, and we have restated prior amounts related to the disposed operations as, discontinued operations. See Note 4 to our consolidated financial statements in Item 8 for a reconciliation of the restated amounts for the years ended December 31, 2001 and 2000.

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of FAS 142, we performed a transitional goodwill impairment assessment. As a result of this impairment assessment, we recorded an impairment of $7,756,000 which is classified as a cumulative effect of a change in accounting principle in the first quarter of 2002. We will perform subsequent impairment assessments, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense. Our measurement of fair value upon adoption of FAS 142 was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction. Our measurement of fair value for subsequent impairment assessments will be the market price of our common stock on the date the assessment is performed. As a result of decreases in the market price of our common stock during 2002, we recorded an impairment loss of $2,877,000 in the fourth quarter of 2002.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our net sales for the year ended December 31, 2001 decreased by $3,977,000 or 13% from the year ended December 31, 2000. The decrease reflects a decrease in our sales of vaccine products of $4,664,000, an increase in our diagnostic product sales of $1,036,000 and a decrease in our instrument product sales of $349,000. The decrease in our vaccine sales is due solely to Intervet’s inability to supply us with FeLV vaccine, resulting in our decision on June 1, 2001 to exit the vaccine business. Our increase in diagnostic sales is due primarily to an increase in sales of our canine heartworm diagnostic products of $2,038,000 and an increase in our sales of poultry diagnostic products of $180,000, which we acquired in April 2000, offset by an increase in performance rebates earned by distributors during 2001 of $1,134,000. The increased sales of our canine heartworm diagnostic products are due to increased sales by our distributors, resulting from our working more closely with them and utilizing unique and aggressive promotional programs such as the Witness® Challenge. The increase in our sales of poultry diagnostic products was a result of having a full year of sales in 2001 compared to less than nine months in 2000, but 2001 sales were hurt by manufacturing problems at our supplier, which resulted in a June 2001 recall of substantially all of our poultry diagnostic products. Our instrument product sales decreased primarily due to a decrease in new unit placements during 2001, offset by an increase in sales of reagents for the instruments. We recognize revenue from product sales when title and risk of loss transfers to our customer, which is generally upon shipment. Amounts we charge to our customers for shipping and handling are included in our net sales. We provide promotional discounts and rebates to certain of our distributors. Based upon the structure of these rebate programs and our past history, we are able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of our net sales. We recognize license fee revenue ratably over the license term when we have further performance obligations to our licensee. In the event that we have no further performance obligations to our licensee, we recognize license fee revenue upon receipt.

On June 1, 2001, we assigned our FeLV vaccine distribution agreement with Intervet to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell back to us 621,000 shares of our common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow us to pay accrued royalties totalling $613,000 under a separate agreement ($175,000 of which was due in May 2001 and the remainder of which was due in October 2001) in ten monthly installments of $61,300 which began in July 2001. If we failed to meet our royalty payment obligation, the Put Right would have reverted to Merial. When the final royalty payment was made in April 2002, and the Put Right was extinguished, we reclassified the mandatorily redeemable common stock to shareholders’ equity.

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

Our cost of sales as a percentage of our net sales was 45% during the year ended December 31, 2001 compared to 52% during the year ended December 31, 2000. The higher gross margins are a direct result of these factors:

•	the decreased vaccine sales which have historically had low margins, and

•	increased sales of our poultry diagnostic products which have significantly higher margins.

Our research and development expenses decreased by $137,000 or 8% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease is due primarily to decreases in patent legal expenses commensurate with reduced patent filing activities. Our research and development expenses as a percentage of our net sales were 6% during the years ended December 31, 2001 and 2000, respectively.

Our selling and marketing expenses decreased by $3,174,000 or 36% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease is due primarily to the disposition of W3COMMERCE (our Internet marketing services subsidiary) at the end of 2000, the termination of our direct-to-veterinarian telemarketing group during the third quarter of 2000 and a concerted effort to reduce our print media advertising. Our selling and marketing expenses as a percentage of our net sales were 22% and 30% during the years ended December 31, 2001 and 2000, respectively.

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

We recognized a provision for income taxes of $10,000 during 2001 as compared to a provision for income taxes of $8,715,000 during 2000. The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes in 2000 related to impairment losses, and an increase in our deferred tax asset valuation allowance in 2000 of $9,372,000.

In 2002, we disposed of our instrument manufacturing operations located in Rome, New York and our PennHIP® business located in Malvern, Pennsylvania. We have reclassified all revenues and expenses associated with these disposed operations to discontinued operations for the years ending December 31, 2001 and 2000. Our loss on discontinued operations, net of tax, decreased by $4,532,000 or 96% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, and is due primarily to impairment losses of $3,000,000 recognized in 2000 related to the goodwill and other long-lived assets associated with the instrument manufacturing operations located in Rome, New York.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Our net sales for the year ended December 31, 2000 increased $165,000 or 1% over the year ended December 31, 1999. The increase reflects an increase in our diagnostic product sales of $558,000 and an increase in our instrument product sales of $652,000, while sales of our vaccine products decreased $1,045,000. The increase in our sales of diagnostic products is primarily due to sales of the KPL poultry diagnostic products which we acquired in April 2000, offset by the effect of aggressive promotional discounts in the United States during the first quarter of 2000 which attempted to respond to increased competition in the canine heartworm diagnostic market. While our canine heartworm diagnostic sales in units increased, these sales were at reduced average selling prices. Our U.S. heartworm sales in units during the first half of 2000 increased by 6% over the first half of 1999, yet our sales in dollars for these products decreased by 17%. In Europe, sales of our large animal diagnostic products decreased due to increased competition, and a change in the timing of mandated disease eradication testing required by certain European governmental authorities. Tests that used to be required annually are now only required to be performed every other year. The weakening of the French franc against the U.S. dollar also negatively impacted our reported European diagnostic sales. Our instrument product sales increased due to a full year’s worth of sales of our SCA 2000™ blood coagulation timing instrument, which we introduced during the second quarter of 1999. Our decreased vaccine sales reflects the absence of sales of vaccines to private label partners which we discontinued during the third quarter of 1999 because we were unable to obtain a supply of a crucial manufacturing material, as well as Intervet’s inability to manufacture FeLV vaccine at the end of 2000 with which we could have filled Merial’s orders. At the end of 2000 there were backorders of $1,200,000 for FeLV vaccine for shipment to Merial in Europe.

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

Our cost of sales as a percentage of our net sales was 52% during the years ended December 31, 2000 and 1999. Our gross margins are restrained by the fact that a significant portion of our manufacturing costs are fixed costs. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® canine heartworm and feline leukemia diagnostic products, our poultry diagnostic products, and the SCA 2000™ products were manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

Our research and development expenses during the year ended December 31, 2000 did not change significantly from the year ended December 31, 1999. Our research and development expenses as a percentage of our net sales were 6% during the years ended December 31, 2000 and 1999, respectively.

Our selling and marketing expenses during the year ended December 31, 2000 increased by $2,410,000 or 37% over the year ended December 31, 1999. The increase is due primarily to the results of our internet marketing efforts through W3COMMERCE (which we acquired in January 2000) and an increase in our direct-to-veterinarian telemarketing group. The disappointing results related to W3COMMERCE were due to delays in execution of the business plan, a slowdown in e-business and our lack of resources to fully fund W3COMMERCE’s efforts. Our selling and marketing expenses as a percentage of our net sales were 30% and 22% year ended December 31, 2000 and 1999, respectively. At the end of the third quarter of 2000, we refocused our sales and marketing efforts towards traditional animal health distribution and, as a result, we significantly reduced the headcount of our telesales force. In addition, at the end of December 2000, we agreed to sell 84% of our investment in W3COMMERCE back to its original owners.

Our general and administrative expenses during the year ended December 31, 2000 increased by $394,000 or 7% over the year ended December 31, 1999. The increase is due primarily to legal expenses related to our patent litigation with Heska, increased goodwill amortization related to our KPL acquisition, and foreign currency losses related to our intercompany receivable from Synbiotics Europe. Our general and administrative expenses as a percentage of our net sales were 21% and 19% during the years ended December 31, 2000 and 1999, respectively.

Our net interest expense during 2000 increased $192,000 or 17% over 1999 due to an increase in our borrowings.

During 2000, we recognized an impairment loss totalling $986,000 related to our investment in W3COMMERCE, which we sold 84% of back to its original owners at the end of 2000.

We recognized a provision for income taxes of $8,715,000 during 2000 as compared to a benefit from income taxes of $182,000 during 1999. The change is primarily due to permanent differences between income for financial reporting purposes and tax reporting purposes related to the impairment loss discussed above, and an increase in our deferred tax asset valuation allowance of $9,372,000. As a result of our liquidity concerns, continuing net losses and alternative strategies for the business, we believe that it is more likely than not that our deferred tax assets will not be realized in the future.

In 2002, we disposed of our instrument manufacturing operations located in Rome, New York and our PennHIP® business located in Malvern, Pennsylvania. We have reclassified all revenues and expenses associated with these disposed operations to discontinued operations for the years ending December 31, 2000 and 1999. Our loss on discontinued operations, net of tax, increased by $3,853,000 or 440% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, and is due primarily to impairment losses of $3,000,000 recognized in 2000 related to the goodwill and other long-lived assets associated with the instrument manufacturing operations located in Rome, New York.

Financial Condition and Liquidity

In January 2002, we issued 2,800 shares of Series B preferred stock to Redwood West Coast, LLC (“Redwood”), in exchange for $2,800,000 cash. Without this investment, we would not have had the working capital necessary to continue our business. The Series B preferred shares were convertible into an aggregate of 21,797,000 shares of our common stock, were entitled to quarterly cumulative dividends at a 7.5% annual rate and were entitled to an aggregate liquidation preference of $2,800,000 plus accumulated and unpaid dividends. The Series B preferred stock defined a merger and/or acquisition as a liquidating event; and as a result, the Series B preferred stock were considered to be mandatorily redeemable and were classified outside of permanent shareholders’ equity on the balance sheet.

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

Redwood representatives now constitute 67% of our board of directors, and Redwood also controls approximately 55% of our voting stock on a fully diluted basis.

In conjunction with the Redwood transaction, and pursuant to selectively amended retention bonus agreements, we issued, on May 15, 2002, an aggregate of 8,255,000 shares of our common stock to certain employees. We also agreed to pay the employees’ income tax withholding obligation related to the stock retention bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of our common stock. In addition, we also amended cash retention bonus agreements with certain of our employees so that $653,000 that would have become payable upon the consummation of the Redwood transaction was instead payable no later than January 1, 2003, and was in fact paid in December 2002. In addition, under the employees’ cash retention bonus agreements, options to purchase an aggregate of 72,000 shares of our common stock became immediately vested upon consummation of the Redwood transaction, and the expiration date of the 72,000 stock options was extended to January 25, 2004. We recorded compensation expense in the first quarter of 2002 totalling $3,682,000 related to the retention bonuses.

We amended our credit agreement with Comerica Bank—California (“Comerica”) in conjunction with the Redwood transaction. Without the amendment, we could not have repaid our indebtedness to Comerica when it came due. The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2%, and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004. As of December 31, 2001, we were not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waived all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants for the future. We believe we will not be able to repay the amended Comerica note when it comes due in January 2004, and that we will have to restructure the note with Comerica or refinance it with another lending source, or obtain additional capital to facilitate the restructuring or refinancing of the bank debt.

The following table summarizes the future cash payments related to our contractual obligations as of December 31, 2002 (amounts are in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$5,991	$1,475	$4,516
Operating leases	5,602	865	810	$829	$668	$426	$2,004
Other long-term obligations	2,500			1,000	1,500

We believe that our present capital resources, including our working capital of $3,041,000 at December 31, 2002, as well as our anticipated cash from operations (including the effects of our cost reduction program), are insufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months, given that our bank loan is due within that twelve-month period. Aside from the bank loan, we believe our present working capital resources would be sufficient for our operations for at least the next twelve months.

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

Our operations are seasonal due to the sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. In addition, sales of our SCA 2000™ instruments and supplies and our poultry diagnostic products reduce our seasonality.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We will need additional capital in the future

We currently anticipate that our existing cash balances and cash flow expected to be generated from future operations will be insufficient to meet our liquidity needs for at least the next twelve months. This is because we will not be able to repay the amended Comerica note when it comes due in January 2004, and we will have to restructure the note with Comerica or refinance it with another lending source. However, we may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation. These companies have greater financial, manufacturing, marketing, and research resources than we do. IDEXX Laboratories’ combination in-clinic diagnostic test has gained some market share from our in-clinic canine heartworm diagnostic tests. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 36% of our sales for the year ended December 31, 2002. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected since 1999 by a heartworm product from Heska.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2002 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $46,167,000 at December 31, 2002. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. Also, the distributors are not bound to us by long-term agreements, and a decision by any major distributor to stop doing business with us could materially hurt our revenues. IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us. We lost a major distributor to IDEXX Laboratories in 2002.

The effects of our liquidity issue may linger

Cash was extremely tight for us throughout 2001 and into 2002, and at times we were on credit hold with several of our key suppliers. Our lack of liquidity may have had a detrimental impact on our business in 2001 and into 2002. Moreover, due to the scheduled December 2002 payout of $406,000 of cash retention bonuses and due to the decrease in our sales during the year ended December 31, 2002, our cash is again extremely tight for us. As a result, at the end of the third quarter of 2002, we began implementing a cost reduction program, which included a substantial reduction in our headcount.

We depend on key executives and personnel, but we have experienced executive turnover

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Competition for qualified personnel in the animal health care products industry is intense, and we may not be successful in attracting and retaining such personnel. There are only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons. The loss of the services of any of our key personnel or the inability to attract or retain qualified personnel could harm our business. At the end of the third quarter of 2002, our chief executive officer and our chief financial officer both resigned. We replaced our chief financial officer by promoting our corporate controller, and we hired a new president at the end of December 2002.

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® canine heartworm and feline leukemia diagnostic products and our SCA 2000™ products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties, including Witness® canine heartworm and feline leukemia diagnostic products, are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

•	the potential fro a decision by the manufacturer to make and market competing products;

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	increases in prices and the potential misappropriation of our intellectual property; and

•	limited negotiating leverage in the event of disputes with the third-party manufacturers.

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

In June 2001, Kirkegaard and Perry Laboratories, Inc. (“KPL”) instituted a recall of substantially all of our poultry diagnostic products that were manufactured by KPL due to a defective conjugate contained in the products. We replaced the affected products that were held by our customers. The cost of this recall and the related replacement products was borne by KPL. However, our sales of poultry diagnostic products since then have been materially adversely affected. In the first quarter of 2002, KPL instituted another recall of certain of our poultry diagnostic products that were manufactured by KPL due to a contaminated positive control contained in the products. We completed the transfer of the manufacturing of these products to our San Diego manufacturing facility during the first quarter of 2002.

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

Interest Rate Risk

The fair value of our interest bearing debt at December 31, 2002 was $5,991,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros and, to a lesser extent, U.S. dollars. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable, into the U.S. dollar for consolidation.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

and Shareholders of

Synbiotics Corporation

We have audited the consolidated financial statements listed in the accompanying index of Synbiotics Corporation and its subsidiary as of December 31, 2002, and for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Synbiotics Corporation and its subsidiary as of December 2001 and 2000, were audited by other auditors whose report dated March 27, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synbiotics Corporation and its subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $14,401,000 in 2002, has an accumulated deficit of $46,167,000, and has a note payable of $5,991,000 which is payable in full on January 25, 2004. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEVITZ, ZACKS & CICERIC

Certified Public Accountants

San Diego California

February 28, 2003, except for

Note 15 relating to the March 2003

settlement, for which the date is

March 28, 2003

SYNBIOTICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and equivalents	$869,000	$1,039,000
Accounts receivable (net of allowance for doubtful accounts of $164,000 and $166,000 in 2002 and 2001)	2,455,000	2,983,000
Inventories	5,438,000	5,059,000
Other current assets	673,000	796,000

	9,435,000	9,877,000
Property and equipment, net	1,409,000	1,648,000
Goodwill, net	1,397,000	12,074,000
Intangibles, net	2,737,000	2,744,000
Deferred debt issuance costs		7,000
Other assets	458,000	152,000

	$15,436,000	$26,502,000

LIABILITIES AND SHAREHOLDERS EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$4,919,000	$5,915,000
Current portion of long-term debt	1,475,000	1,200,000
Deferred revenue		300,000

	6,394,000	7,415,000

Long-term debt	4,516,000	6,032,000
Other liabilities	1,962,000	1,804,000

	6,478,000	7,836,000

Mandatorily redeemable common stock		3,107,000

Commitments and contingencies (Note 15)

Non-mandatorily redeemable common stock and other shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 17,954,000 and 8,990,000 shares issued and outstanding at December 31, 2002 and 2001	46,050,000	40,286,000
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at December 31, 2002), 4,000 shares authorized, 2,800 shares issued and outstanding at December 31, 2002	2,604,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(958,000)	(1,411,000)
Accumulated deficit	(46,167,000)	(31,766,000

Total non-mandatorily redeemable common stock and other shareholders’ equity	2,564,000	8,144,000

	$15,436,000	$26,502,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2002	2001	2000
Revenues:
Net sales	$21,362,000	$25,505,000	$29,482,000
License fees	300,000	1,019,000	242,000
Royalties	9,000	8,000	14,000

	21,671,000	26,532,000	29,738,000

Operating expenses:
Cost of sales	10,450,000	11,425,000	15,240,000
Research and development	1,380,000	1,604,000	1,741,000
Selling and marketing	4,378,000	5,684,000	8,858,000
General and administrative	8,772,000	6,246,000	6,048,000
Impairment losses	2,877,000		985,000

	27,857,000	24,959,000	32,872,000

(Loss) income from operations	(6,186,000)	1,573,000	(3,134,000)
Other expense:
Interest, net	(669,000)	(937,000)	(1,344,000)

(Loss) income before income taxes	(6,855,000)	636,000	(4,478,000)
Provision for income taxes	7,000	10,000	8,715,000

(Loss) income from continuing operations	(6,862,000)	626,000	(13,193,000)
Discontinued operations, net of tax	217,000	(195,000)	(4,727,000)

(Loss) income before extraordinary item	(6,645,000)	431,000	(17,920,000)
Early extinguishment of debt, net of tax			(598,000)

(Loss) income before cumulative effect of a change in accounting principle	(6,645,000)	431,000	(18,518,000)
Cumulative effect of a change in accounting principle, net of tax	(7,756,000)

Net (loss) income	(14,401,000)	431,000	(18,518,000)
Translation adjustment	453,000	(326,000)	(169,000)

Comprehensive (loss) income	$(13,948,000)	$105,000	$(18,687,000)

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.48)	$0.06	$(1.43)
Discontinued operations, net of tax	.01	(0.02)	(0.50)
Early extinguishment of debt, net of tax			(0.07)
Cumulative effect of a change in accounting principle, net of tax	$(0.53)

Net (loss) income	$(1.00)	$0.04	$(2.00)

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(14,401,000)	$431,000	$(18,518,000)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	899,000	2,324,000	2,206,000
Retention bonus payable in common stock	2,641,000
Legal settlement payable in common stock	15,000
Stock compensation			132,000
Impairment losses	2,877,000		3,985,000
Note receivable for discontinued operations	(500,000)
Loss on early extinguishment of debt			937,000
Cumulative effect of a change in accounting principle	7,756,000
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	802,000	394,000	1,027,000
Inventories	(125,000)	144,000	72,000
Deferred taxes		108,000	8,438,000
Other assets	267,000	124,000	159,000
Accounts payable and accrued expenses	(1,475,000)	63,000	249,000
Deferred revenue	(300,000)	(669,000)	(242,000)
Other liabilities	150,000	138,000	122,000

Net cash (used for) provided by operating activities	(1,394,000)	3,057,000	(1,433,000)

Cash flows from investing activities:
Acquisition of property and equipment	(193,000)	(232,000)	(640,000)
Proceeds from sale of investment in W3 held for sale		9,000
Proceeds from sale of securities available for sale			3,443,000
Acquisition of KPL poultry product line		(1,159,000)	(3,554,000)
Additional purchase price for prior acquisition		(368,000)

Net cash (used for) investing activities	(193,000)	(1,750,000)	(751,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt			10,000,000
Payments of long-term debt	(1,241,000)	(1,200,000)	(9,068,000)
Debt issuance costs			(40,000)
Proceeds from exercise of common stock options and warrants			152,000
Proceeds from issuance of preferred stock, net	2,604,000

Net cash provided by (used for) financing activities	1,363,000	(1,200,000)	1,044,000

Net increase (decrease) in cash and equivalents	(224,000)	107,000	(1,140,000)
Effect of exchange rates on cash	54,000	(19,000)	(169,000)
Cash and equivalents—beginning of period	1,039,000	951,000	2,260,000

Cash and equivalents—end of period	$869,000	$1,039,000	$951,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF NON-MANDATORILY REDEEMABLE

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock					Common Stock Warrants	Accumulated Other Comprehensive	Accumulated Deficit	Total
			Series B			Series C			Income
	Shares	Amount	Shares	Amount		Shares	Amount		(Loss)
Balance, December 31, 1999	8,576,000	$39,424,000						$1,003,000	$(916,000)	$(13,468,000)	$26,043,000
Issuance of common stock pursuant to exercise of stock options	24,000	75,000									75,000
Issuance of common stock pursuant to employee bonus plan, net of forfeitures	(2,000)	100,000									100,000
Issuance of common stock in conjunction with the settlement of patent litigation (Note 7)	135,000	479,000									479,000
Issuance of common stock warrants (Note 12)								32,000			32,000
Exercise of common stock warrants (Note 12)	19,000	86,000									86,000
Cumulative translation adjustment									(169,000)		(169,000)
Accretion of mandatorily redeemable common stock										(131,000)	(131,000)
Net loss										(18,518,000)	(18,518,000)

Balance, December 31, 2000	8,752,000	40,164,000						1,035,000	(1,085,000)	(32,117,000)	7,997,000
Issuance of common stock pursuant to exercise of stock options	1,000	5,000									5,000
Expiration of stock options		8,000									8,000
Forfeitures of common stock pursuant to employee bonus plan	(13,000)
Issuance of common stock in conjunction with the sale of investment in W3 (Note 6)	250,000	109,000									109,000
Cumulative translation adjustment									(326,000)		(326,000)
Accretion of mandatorily redeemable common stock										(80,000)	(80,000)
Net income										431,000	431,000

Balance, December 31, 2001	8,990,000	40,286,000						1,035,000	(1,411,000)	(31,766,000)	8,144,000
Reclassification of mandatorily redeemable common stock (Note 11)	621,000	3,107,000									3,107,000
Issuance of common stock pursuant to retention bonus agreements (Note 12)	8,255,000	2,642,000									2,642,000
Issuance of common stock in conjunction with the settlement of litigation	88,000	15,000									15,000
Issuance of preferred stock (Note 12)			3,000		$2,604,000						2,604,000
Exchange of preferred stock (Note 12)			(3,000)		(2,604,000)	3,000	$2,604,000
Cumulative translation adjustment									453,000		453,000
Net loss										(14,401,000)	(14,401,000)

Balance, December 31, 2002	17,954,000	$46,050,000		$		3,000	$2,604,000	$1,035,000	$(958,000)	$(46,167,000)	$2,564,000

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of FAS 142, the Company performed a transitional goodwill impairment assessment. As a result of this impairment assessment, in the first quarter of 2002 the Company recorded an impairment loss of $7,756,000 which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment assessments will be performed, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense. The Company’s measurement of fair value was based upon a “fairness opinion” prepared by an independent

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment advisor in conjunction with the Redwood transaction (Note 3). The Company’s measurement of fair value for subsequent impairment assessments will be the market price of the Company’s common stock on the date the assessment is performed.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents at December 31, 2002 and 2001 approximate their fair values. The carrying amount of the debt approximates fair value at December 31, 2002 and 2001 as the variable interest rate on the debt approximates current market rates of interest.

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

Revenue Recognition

Revenue from products is recognized when title and risk of loss transfers to the customer. Amounts charged to customers for shipping and handling are included in net sales, and shipping and handling cost are included in cost of sales. The Company provides promotional discounts and rebates to certain of its distributors. Based upon the structure of these rebate programs and the Company’s past history, the Company is able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of net sales. License fee revenue is recognized ratably over the license term when the Company has a further performance obligation to the licensee. In the event that the Company has no further performance obligation to the licensee, license fee revenue is recognized upon receipt.

Advertising Costs

The Company recognizes the costs of advertising at the time such charges are incurred. Advertising expense totalled $338,000, $348,000 and $1,019,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002		2001		2000
Net (loss) income:
As reported		$(14,401,000)		$431,000		$(18,518,000)

Pro forma		$(14,615,000)		$91,000		$(18,751,000)

Basic and diluted net (loss) income per share:
As reported		$(1.00)		$0.04		$(2.00)

Pro forma		$(1.01)		$0.00		$(2.01)

Stock-based employee compensation:
As reported	$		$		$

Pro forma		$214,000		$340,000		$233,000

For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002 and 2000, respectively: dividend yield of 0% for both years; expected volatility of 121.3% and 65.5%; risk-free interest rates of 3.1% and 6.2%; and expected lives of 3.7 years and 3.1 years. There were no stock option grants during 2001.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed as net income (loss) less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares (which includes mandatorily redeemable common shares) outstanding during the period. Diluted net income (loss) per share is computed as net income (loss) less accretion of mandatorily redeemable common stock divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 14).

Cash and Equivalents

Cash and equivalents include cash investments which are highly liquid and have an original maturity of three months or less.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Risk

The Company relies on a third party for the manufacture of certain of its canine heartworm diagnostic products. The Company has the right to manufacture these products in the event that the third party is unable to supply these products. However, the regulatory process involved in transferring the manufacturing may cause a delay in the manufacturing and a possible loss of sales, which may affect operating results adversely.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 to conform with the presentation used as of and for the year ended December 31, 2002.

NOTE 2—GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during 2002 and 2000 the Company incurred net losses of $14,401,000 and $18,518,000, respectively, and had an accumulated deficit of $46,167,000 as of December 31, 2002.

As of December 31, 2002, the Company had an outstanding principal balance under its bank debt totalling $5,991,000 (Note 10), of which $1,475,000 will be paid in monthly installments through December 31, 2003 and the remaining $4,516,000 is due and payable in January 2004. The Company believes that its cash flow from operations will be insufficient to meet its January 2004 obligation; the Company will have to restructure or refinance the bank debt, or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will be able to restructure or refinance the bank debt, and is planning on beginning the restructuring process in the second half of 2003. However, no assurance can be given that the Company will be successful in this effort.

NOTE 3—ISSUANCE OF PREFERRED STOCK AND RESTRUCTURING OF DEBT:

In January 2002, the Company issued 2,800 shares of Series B Preferred Stock to Redwood West Coast, LLC (“Redwood”) in exchange for $2,800,000 cash, less $196,000 of issuance costs (Note 12). Redwood representatives now constitute 67% of the Company’s Board of Directors, and Redwood also controls approximately 55% of the Company’s voting stock on a fully diluted basis. The Company agreed to pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002. In October 2002, the Company entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred Stock to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred (Note 12).

In January 2002, in conjunction with the Redwood transaction, the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,255,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of the Company’s common stock. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $3,029,000. In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction would instead be payable in January 2003, and were paid in December 2002. The Company recorded compensation expense totalling $653,000 in January 2002 related to the Cash Retention Bonuses. The Cash Retention Bonuses also modified options to purchase an aggregate of 72,000 shares of the Company’s common stock to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

The Company amended its credit agreement with Comerica Bank—California (“Comerica”) in conjunction with the Redwood transaction. The $7,132,000 principal amount then outstanding under the Company’s revolving line of credit and term note, which was due in March 2002, was converted into a new $7,132,000 term note (Note 10).

NOTE 4—DISCONTINUED OPERATIONS:

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Company terminated the license agreement for its PennHIP® operations, located in Malvern, Pennsylvania, and transferred all of the assets related to the PennHIP® operations to the University of Pennsylvania. No consideration was received for the transferred assets.

The Company has restated prior amounts related to the disposed operations. Revenue related to the discontinued operations. for the year ended December 31, 2002 was $611,000, and pre-tax loss related to the discontinued operations for the year ended December 31, 2002 was $282,000. A reconciliation of the restated amounts for the years ended December 31, 2001 and 2000 is as follows:

	Year Ended December 31,
	2001	2000
Amounts previously reported in:
Net sales	$989,000	$1,591,000
Cost of sales	(256,000)	(1,762,000)
Research and development	(219,000)	(469,000)
Sales and marketing	(638,000)	(662,000)
General and administrative	(92,000)	(349,000)
Impairment losses		(3,000,000)
Provision for (benefit from) income taxes	21,000	(76,000)

Discontinued operations, net of tax	$(195,000)	$(4,727,000)

NOTE 5—ACQUISITIONS:

On April 21, 2000, the Company acquired the poultry diagnostic product line from KPL. The consideration paid was $3,500,000 in cash upon closing, and an additional $1,000,000 which was paid during 2001. In addition, the Company is required to pay up to $1,500,000, during the three years from closing, based upon sales of the acquired products as the related sales are recognized; such amounts were recorded as additional purchase price through December 31, 2001, and are charged to operations after December 31, 2001. The transaction was accounted for as a purchase. Goodwill arising from the transaction totalled $3,987,000. The $1,000,000 manufacturing transfer liability portion of the purchase price was considered a non-cash investing activity for purposes of the statement of cash flows for the year ending December 31, 2000.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s statement of operations includes the results of operations of KPL for the period April 21, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002. The following are unaudited pro forma results of operations as if the KPL transaction had been consummated on January 1, 1999:

Year Ended December 31, 2000
(unaudited)
Revenues:
As reported	$29,738,000

Pro forma	$30,522,000

Loss before extraordinary item:
As reported	$(17,920,000)

Pro forma	$(17,717,000)

Net loss:
As reported	$(18,518,000)

Pro forma	$(18,315,000)

Basic and diluted net loss per share:
As reported	$(2.00)

Pro forma	$(1.98)

NOTE 6—INVESTMENT IN W3 HELD FOR SALE:

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingent rights for an additional 800,000 shares of the Company’s common stock were cancelled. The rescission of the convertible note payable and the issuance of the common stock are considered to be non-cash investing and financing activities for the purposes of the statement of cash flows.

In December 2000, the Company recorded an impairment loss of $985,000, including the write-off of the remaining 16% investment in W3 as the Company estimates its fair value is zero.

NOTE 7—PATENT LITIGATION SETTLEMENT:

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

NOTE 8—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	December 31,
	2002	2001
Inventories:
Raw materials	$2,621,000	$2,317,000
Work in process	415,000	318,000
Finished goods	2,402,000	2,424,000

	$5,438,000	$5,059,000

Property and equipment:
Laboratory equipment	$1,996,000	$1,948,000
Leasehold improvements	349,000	376,000
Office and computer equipment	1,376,000	1,234,000
Construction in progress	78,000

	3,799,000	3,558,000
Less accumulated depreciation and amortization	(2,390,000)	(1,910,000)

	$1,409,000	$1,648,000

Depreciation expense was $515,000, $538,000 and $531,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Accounts payable and accrued expenses:
Accounts payable	$1,937,000	$3,399,000
Accrued vacation	346,000	441,000
Accrued compensation	1,006,000	287,000
Accrued royalties	393,000	585,000
Accrued professional fees	170,000	331,000
Other	1,067,000	872,000

	$4,919,000	$5,915,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—GOODWILL AND OTHER INTANGIBLES:

On January 1, 2002, the Company adopted FAS 142 (Note 1). As a result, in the first quarter of 2002 the Company recorded an impairment loss of $7,756,000 which is classified as a cumulative effect of a change in accounting principle, and ceased to amortize goodwill. In the fourth quarter of 2002, the Company performed its annual impairment assessment, and, as a result of decreases in the market price of the Company’s common stock during 2002, recorded an additional impairment loss of $2,877,000. The fair value used in the annual assessment was determined based upon the market price of the Company’s common stock on December 31, 2002.

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 16). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2000	$13,161,000
Additional purchase price for prior acquisitions	277,000
Amortization	(1,445,000)
Effect of currency exchange rates	81,000

Balance at December 31, 2001	12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002	$1,397,000

(Loss) income before extraordinary items and net (loss) income, and the related per share amounts, adjusted to exclude goodwill amortization, and the related tax effects, are as follows:

	Year Ended December 31,
	2002	2001	2000
Adjusted (loss) income before extraordinary item, net of tax	$(6,645,000)	$1,830,000	$(16,451,000)

Adjusted net (loss) income	$(14,401,000)	$1,830,000	$(17,049,000)

Adjusted basic and diluted (loss) income per share:
Adjusted (loss) income before extraordinary item, net of tax	$(0.48)	$0.18	$(1.77)

Adjusted net (loss) income	$(1.00)	$0.18	$(1.84)

The reconciliation of reported net (loss) income and net (loss) income per share for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year Ended December 31,
	2002	2001	2000
Reported net (loss) income	$(14,401,000)	$431,000	$(18,518,000)
Add: Goodwill amortization		1,399,000	1,469,000

Adjusted net (loss) income	$(14,401,000)	$1,830,000	$(17,049,000)

Basic and diluted net (loss) income per share:
Reported net (loss) income	$(1.00)	$0.04	$(2.00)
Add: Goodwill amortization		0.14	0.16

Adjusted net (loss) income	$(1.00)	$0.18	$(1.84)

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$4,404,000	$1,903,000	$3,863,000	$1,313,000
Licenses	618,000	382,000	512,000	318,000

	$5,022,000	$2,285,000	$4,375,000	$1,631,000

Amortization expense was $654,000 and $341,000 during the years ended December 31, 2002 and 2001, respectively. The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2003	$475,000
2004	471,000
2005	438,000
2006	428,000
2007	321,000

$2,133,000

NOTE 10—NOTE PAYABLE AND LONG-TERM DEBT:

In January 2002, in conjunction with the Redwood transaction (Note 3), the Company amended its credit agreement with Comerica Bank—California (“Comerica”). The $7,132,000 principal amount outstanding under our revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2% (effectively 6.25% at December 31, 2002), and is payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004, and is secured by substantially all of the Company’s assets. As of December 31, 2001, the Company was not in compliance with certain of the original Comerica financial covenants. The amended credit agreement waives all prior instances of non-compliance with financial covenants, and includes only minimal financial covenants.

The Company recorded an extraordinary loss on early extinguishment of debt of $598,000, net of income tax benefit of $339,000, in the second quarter of 2000, which represents the write-off of the remaining unamortized debt issuance costs and debt discount on the Banque Paribas debt which was refinanced with Comerica in 2000.

Scheduled principal payments during the next five years are as follows: 2003—$1,475,000 and 2004—$4,516,000, respectively. Interest paid during 2002, 2001 and 2000 totalled $502,000, $812,000 and $1,119,000, respectively.

NOTE 11—MANDATORILY REDEEMABLE COMMON STOCK:

The 621,000 shares issued in conjunction with the 1997 acquisition of SBIO-E were subject to certain registration rights as well as put and call provisions. As of December 31, 2001, the Company classified the shares

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the balance sheet as mandatorily redeemable and had accreted the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.

On June 1, 2001, the Company assigned its feline leukemia virus vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company the above mentioned 621,000 shares of the Company’s common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties, under a separate agreement, totalling $613,000 in ten monthly installments of $61,300 which began in July 2001. If the Company failed to meet its royalty payment obligation, the Put Right would have reverted to Merial. When the final royalty payment was made in April 2002, and the Put Right was extinguished, the Company reclassified the mandatorily redeemable common stock to shareholders’ equity.

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

NOTE 12—SHAREHOLDERS’ EQUITY:

In March and June 1999, the Company issued to its employees, under the 1995 Stock Option/Stock Issuance Plan, 47,000 shares and 5,000 shares of common stock, respectively. The stock vested quarterly over two years beginning January 1, 1999. The Company recognized compensation expense, as the shares vested, at the rate of $4.25 and $3.75 per share (based upon the closing price of the stock on the date of grant), respectively. Compensation expense related to these shares totalled $100,000 during 2000.

In January 2002, in conjunction with the Redwood transaction (Note 3), the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,255,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totalling $3,029,000.

On March 26, 2003, the Company declared a dividend on the Series C Preferred totalling $214,000, for dividends accrued and payable as of January 31, 2003. Redwood elected to receive the dividend in shares of the Company’s common stock, and 1,663,000 shares of common stock were issued to Redwood on March 26, 2003.

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no shares of Series A Preferred issued and outstanding as of December 31, 2002 and 2001.

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

At any time after the beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock has been acquired (but before the acquiring party has acquired 50% of the outstanding common stock) the Company may exchange all or part of the Rights for Units at an exchange ratio equal to (subject to adjustment to reflect stock splits, stock dividends and similar transactions) the Purchase Price divided by the then current per share market price per Unit on the Distribution Date. In January 2002, in conjunction with the Redwood transaction (Note 3), the rights plan was amended so that the Rights would not be exercisable upon the consummation of the Redwood transaction.

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

Series B Preferred Stock

In January 2002, in conjunction with the Redwood transaction (Note 3), the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”). In January 2002, the Company issued to Redwood 2,800 shares of Series B Preferred in exchange for $2,800,000 cash. In October 2002, the Company entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred Stock to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Preferred Stock

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

On March 26, 2003, the Company declared a dividend on the Series C Preferred totalling $214,000, for dividends accrued and payable as of January 31, 2003. Redwood elected to receive the dividend in shares of the Company’s common stock, and 1,663,000 shares of common stock were issued to Redwood on March 26, 2003.

Stock Warrants

In conjunction with a November 2000 amendment to the Comerica debt agreement, the Company issued to Comerica a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant is exercisable at any time through November 30, 2007. The Company has valued the warrant at $32,000 using the Black-Scholes option pricing model, which is considered a non-cash financing activity for purposes of the statement of cash flows.

In conjunction with the 1997 acquisition of SBIO-E, the Company issued to Banque Paribas a warrant to purchase 240,000 shares of the Company’s common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model. In January 2002, in conjunction with the Redwood transaction (Note 3), the warrant was adjusted, pursuant to its anti-dilution provisions, and is now exercisable into 343,000 shares of the Company’s common stock at an exercise price of $0.007 per share.

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

Stock Option Plans

The Company has adopted the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”) whereby an aggregate of 2,600,000 shares of the Company’s common stock were reserved for issuance. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non- qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant. In January 2002, in conjunction with the

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redwood transaction (Note 3), the 1995 Plan was amended so that an aggregate of 10,753,000 shares of the Company’s common stock was reserved for issuance.

The following is a summary of the stock option plan’s activity:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1999	1,675,000	$3.59
Granted	346,000	$3.06
Exercised	(23,000)	$2.94
Forfeited	(78,000)	$3.65

Outstanding at December 31, 2000	1,920,000	$3.50
Forfeited	(628,000)	$3.63

Outstanding at December 31, 2001	1,292,000	$3.44
Granted	1,600,000	$0.08
Forfeited	(958,000)	$3.44

	1,934,000	$0.66

Options to purchase an aggregate of 334,000 shares, 1,110,000 shares and 1,393,000 shares were exercisable under the 1995 Plan as of December 31, 2002, 2001 and 2000, respectively, with weighted-average exercise prices of $3.43, $3.50 and $3.55 at December 31, 2002, 2001 and 2000, respectively. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 2002 and 2000 was $0.044 per share and $1.20 per share, respectively. There were no options granted under the 1995 Plan during 2001. There was no compensation expense during 2002, 2001 and 2000 related to the 1995 Plan.

The following is a summary of stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.08–$1.00	1,600,000	10.0	$0.08
$1.01–$2.54	53,000	6.0	$2.44	53,000	$2.44
$2.55–$3.81	166,000	3.6	$3.26	166,000	$3.26
$3.82–$5.63	115,000	3.6	$4.13	115,000	$4.13

$1.63–$5.63	1,934,000	9.3	$0.66	334,000	$3.43

In conjunction with the 1996 acquisition of International Canine Genetics, Inc. (“ICG”), the Company assumed all of the outstanding ICG stock options (the “ICG Plan”), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company’s common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 2002, there were options to purchase 1,000 shares outstanding and exercisable under the ICG Plan with a weighted-average exercise price of $15.76 per share and a weighted-average remaining contractual life of 1.1 years.

During 2001 and 2000, respectively, $13,000 and $9,000 of accrued stock compensation expense was transferred to common stock upon the exercise and/or expiration of stock options, and is considered a non-cash financing activity for purposes of the statement of cash flows.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, in conjunction with the Converted Retention Bonuses the Company cancelled options outstanding under the 1995 Plan and the ICG Plan for an aggregate of 880,000 shares of the Company’s common stock. In addition, in conjunction with the January 2002 Redwood transaction (Note 3), options to purchase an aggregate of 72,000 shares of the Company’s common stock were modified to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

NOTE 13—INCOME TAXES:

The Company recorded a net provision for income taxes from continuing operations for the years ended December 31, 2002, 2001 and 2000 as follows:

	Year Ended December 31,
	2002	2001	2000
Current income tax expense (benefit) from continuing operations:
Federal	$(14,000)	$(19,000)
State	4,000	1,000	$12,000
Foreign	20,000

	10,000	(18,000)	12,000

Deferred income tax expense (benefit) from continuing operations:
Federal			8,026,000
State			780,000
Foreign	(3,000)	28,000	(103,000)

	(3,000)	28,000	8,703,000

Net income tax expense from continuing operations	$7,000	$10,000	$8,715,000

Deferred tax assets comprise the following:

	December 31,
	2002		2001
Net operating loss carryforwards		$7,238,000		$6,013,000
Tax credit carryforwards		764,000		847,000
Patent litigation settlement		510,000		640,000
Depreciation		142,000		225,000
Goodwill		2,995,000
Deferred revenue				4,000
Capital loss carryforwards		412,000		437,000
Accrued compensation		136,000		120,000
Other reserves and accruals		342,000		511,000

		12,539,000		8,797,000
Less valuation allowance		(12,539,000)		(8,797,000)

	$		$

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for Federal and state deferred tax assets at December 31, 2002 and 2001 is due to management’s determination that, as a result of the Company’s liquidity concerns, continuing net losses and alternative strategies for the business, it is more likely than not that the deferred tax assets will not be realized in the future.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2002	2001	2000
Amounts computed at statutory Federal rate	$(2,331,000)	$216,000	$(1,523,0)
State income taxes	(271,000)	66,000	52,000
Foreign income taxes	740,000	210,000	112,000
Income (deductions) for financial reporting purposes for which there is no current tax (benefit) provision	98,000	42,000	600,000
Utilization of Federal general business tax credits	(41,000)
Expiration of Federal general business tax credits	81,000	22,000	88,000
Expiration of Federal net operating loss carryforwards	37,000	118,000
Expiration of state net operating loss carryforwards			14,000
Increase (decrease) in valuation allowance	1,801,000	(664,000)	9,372,000

	$7,000	$10,000	$8,715,000

The Company has available Federal net operating loss carryforwards at December 31, 2002 of approximately $20,760,000, which expire from 2003 to 2022. Available state net operating loss carryforwards at December 31, 2002 total approximately $3,080,000, which expire from 2005 to 2013. Due to the change in the Company’s ownership resulting from the Redwood transaction (Note 3), the Company’s utilization of both Federal and state net operating carryforwards generated prior to February 2002 is limited to $60,000 per year. As a result of this limitation, $15,999,000 of the Company’s Federal net operating loss carryforwards, and $969,000 of the Company’s state net operating loss carryforwards, may expire before they can be utilized. In addition, California has placed a moratorium on the utilization of net operating loss carryforwards for 2002 and 2003. Unused investment tax and research and development and alternative minimum tax credits at December 31, 2002 aggregate approximately $859,000 and expire from 2003 to 2009.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—(LOSS) INCOME PER SHARE:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Year Ended December 31,
	2002	2001	2000
Basic and diluted net (loss) income used:
(Loss) income from continuing operations	$(6,862,000)	$626,000	$(13,193,000)
Less cumulative preferred stock dividends	(195,000)
Less accretion of mandatorily redeemable common stock		(80,000)	(131,000)

(Loss) income from continuing operations used in computing basic (loss) income from continuing operations per share	(7,057,000)	546,000	(13,324,000)
Discontinued operations, net of tax	217,000	(195,000)	(4,727,000)
Early extinguishment of debt, net of tax			(598,000)
Cumulative effect of a change in accounting principle, net of tax	(7,756,000)

Net (loss) income used in computing basic and diluted net (loss) income per share	$(14,596,000)	$351,000	$(18,649,000)

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	14,599,000	9,619,000	9,336,000
Weighted average options and warrants to purchase common stock as determined by application of the treasury method		234,000

Shares used in computing diluted net (loss) income per share	14,599,000	9,853,000	9,336,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method, weighted average shares of common stock issuable upon conversion of the Series C Preferred as determined by the if-converted method and weighted average shares of common stock issuable upon assumed conversion of debt totalling 22,138,000 shares and 1,310,000 shares have been excluded from the shares used in computing diluted net loss per share for the years ended December 31, 2002 and 2000, respectively, as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net loss per share for the years ended December 31, 2002 and 2001, respectively, as their exercise price is higher than the weighted average market price for that period, and in addition their effect is anti-dilutive for the year ended December 31, 2002.

On March 26, 2003, the Company declared a dividend on the Series C Preferred totalling $214,000, for dividends accrued and payable as of January 31, 2003. Redwood elected to receive the dividend in shares of the Company’s common stock, and 1,663,000 shares of common stock were issued to Redwood on March 26, 2003.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 2002 are as follows:

2003	$865,000
2004	810,000
2005	829,000
2006	668,000
2007	426,000
Thereafter	2,004,000

$5,602,000

Total rent expense under noncancelable operating leases was $1,485,000, $1,511,000 and $1,438,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

In November 1998, Synbiotics Corporation filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. In March 2003, Synbiotics and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from Synbiotics the patent relating to the heartworm diagnostic technology. In addition, the Company will receive $250,000 on or before April 30, 2003, $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and will receive royalty payments on future sales of licensed canine heartworm diagnostic products.

In August 2001, MTrade Comercio Importacao E Exporta, a Brazilian corporation, (“MTrade”) filed a lawsuit against the Company alleging a breach of contract related to a distribution agreement for certain of the Company’s products which the Company terminated due to MTrade’s lack of performance under the agreement. In January 2002, MTrade withdrew its complaint, and re-filed the complaint in March 2002. In February 2003, the Court granted the Company’s motion for summary judgment, and the lawsuit was dismissed in its entirety.

NOTE 16—SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic, vaccine and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic, vaccine and instrument products:

	Year Ended December 31,
	2002	2001	2000
Diagnostics	$20,369,000	$24,381,000	$23,345,000
Vaccines		304,000	4,968,000
Instruments	993,000	820,000	1,169,000
Other revenues	309,000	1,027,000	256,000

	$21,671,000	$26,532,000	$29,738,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are revenues and long-lived assets information by geographic area:

	Year Ended December 31,
	2002	2001	2000
Revenues:
United States	$14,430,000	$18,213,000	$20,653,000
France	1,783,000	2,418,000	3,733,000
Other foreign countries	5,458,000	5,901,000	5,352,000

	$21,671,000	$26,532,000	$29,738,000

	December 31,
	2002	2001
Long-lived assets:
United States	$3,401,000	$11,929,000
France	2,600,000	4,696,000

	$6,001,000	$16,625,000

There were no sales to any one customer that totalled 10% or more of total revenues during the years ended December 31, 2002, 2001 and 2000.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data for 2002 and 2001 is as follows:

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	2002	$6,400,000	$5,887,000	$4,371,000	$4,704,000
	2001	7,674,000	6,923,000	5,790,000	5,118,000

Gross profit	2002	3,613,000	3,022,000	2,246,000	2,031,000
	2001	4,557,000	3,728,000	3,306,000	2,489,000

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	2002	(3,103,000)	282,000	(293,000)	(3,531,000)
	2001	829,000	1,111,000	(216,000)	(1,293,000)

Basic and diluted (loss) income before extraordinary item and cumulative effect of change in accounting principle per share	2002	(0.33)	0.02	(0.02)	(0.20)
	2001	0.08	0.11	(0.02)	(0.13)

Net (loss) income	2002	(10,752,000)	282,000	(293,000)	(3,531,000)
	2001	829,000	1,111,000	(216,000)	(1,293,000)

Basic and diluted net (loss) income per share	2002	(1.12)	0.02	(0.02)	(0.20)
	2001	0.08	0.11	(0.02)	(0.13)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previously reported.

PART III

Item	10. Directors and Executive Officers of the Registrant

Directors:

Name; Positions; Business Experience During the Past Five Years; Directorships in Reporting Companies	Director Since	Age
Thomas A. Donelan President of Redwood Holdings, Inc., a privately held venture capital firm, since 1995.	2002	47

Paul R. Hays Our President and Chief Operating Officer since December 2002; Executive Vice President —U.S. Business of Boehringer Ingelheim Vetmedica, Inc. from August 2001 to October 2002; Vice President—Corporate Marketing of Boehringer Ingelheim Vetmedica GmbH from August 1998 to July 2001; Chairman of the Board of BioScreen GmbH from August 1998 to July 2001; Vice President—Sales and Marketing of Boehringer Ingelheim Vetmedica, Inc. from November 1994 to July 2001.	2003	42

Christopher P. Hendy Secretary of Redwood Holdings, Inc., a privately held venture capital firm, since 1996.	2002	45

Executive Officers:

Name, Age, and Other Business Experience During the Past Five Years	Position

Paul R. Hays (42)

Formerly Executive Vice President—U.S. Business of Boehringer Ingelheim Vetmedica, Inc. from August 2001 to October 2002; Vice President—Corporate Marketing of Boehringer Ingelheim Vetmedica GmbH from August 1998 to July 2001; Chairman of the Board of BioScreen GmbH from August 1998 to July 2001; Vice President—Sales and Marketing of Boehringer Ingelheim Vetmedica, Inc. from November 1994 to July 2001.

President and Chief Operating Officer—since December 2002.

Robert Buchanan (56) Formerly, Director of Hospital Support Services of Medical Management International, Inc. from 1994 to March 2000.	Vice President—Sales and Marketing—since April 2000.

Keith A. Butler (41)	Vice President—Finance, Chief Financial Officer and Secretary—since September 2002; Corporate Controller from March 1991 to September 2002.

Clifford Frank (53)	Vice President—Operations since September 2002; Director of Operations from September 1992 to September 2002.

Serge Leterme (42)

Vice President—Research and Development—since October 1998; President and Director General of Synbiotics Europe, SAS—since June 2002; Director of Product Development from August 1997 to September 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, during the fiscal year ended December 31, 2002, our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, with the following exceptions:

Thomas A. Donelan, a director and 10% beneficial owner, filed one late Form 4, representing one transaction that was not reported on a timely basis.

Christopher P. Hendy, a director and 10% beneficial owner, filed one late Form 4, representing one transaction that was not reported on a timely basis.

Jerry L. Ruyan, a 10% beneficial owner, filed one late Form 4, representing two transactions that were not reported on a timely basis.

Redwood West Coast, LLC, a 10% beneficial owner, filed one late Form 4, representing one transaction that was not reported on a timely basis.

Item 11.    Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 2002, 2001 and 2000 by each person (the “Named Executive Officers”) who

•	was our chief executive officer in 2002;

•	was serving as an executive officer on December 31, 2002 and was one of the four most highly compensated executive officers whose total 2002 salary and bonus exceeded 4100,000; or

•	but for the fact that he was not serving as an executive officer on December 31, 2002, would have been included under the preceding bullet point.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)(2)	Other Annual Compensation ($)(3)		Securities Underlying Options/ SARS (#)	All Other Compensation ($)(4)(5)
Robert D. Buchanan Vice President	2002 2001 2000	$ $ $	137,000 134,000 85,737	$73,329 — —		— — —	— — 50,000	$ $	4,110 1,713 —

Keith A. Butler Vice President	2002 2001 2000	$ $ $	108,193 103,626 94,942	$37,842 — —		— — —	— — —	$ $ $	3,243 3,106 2,848

Clifford Frank Vice President	2002 2001 2000	$ $ $	133,532 128,798 114,352	$47,030 — —		— — —	— — —	$ $ $	3,321 3,205 3,358

Michael K. Green Senior Vice President	2002 2001 2000	$ $ $	136,149 185,124 173,681	$134,258 — —		— — —	— — 20,000	$ $ $	135,408 5,100 5,081

Paul R. Hays President and Chief Executive Officer	2002		$1,370	—		—	—		—

Serge Leterme Vice President	2002 2001 2000	$ $ $	137,648 148,830 142,135	$81,604 — —	$ $ $	14,063 18,750 18,750	— — —		— — —

Paul A. Rosinack President and Chief Executive Officer	2002 2001 2000	$ $ $	171,424 227,148 218,183	$166,390 — —	$	— — 9,367	— — 20,000	$ $ $	135,887 5,100 3,665

(1)	Includes amounts deferred under the 401(k) Compensation Deferral Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
(2)	Pursuant to retention bonus agreements, the bonuses were paid in shares of Synbiotics common stock as follows: Mr. Buchanan—570,833 shares; Mr. Butler—294,583 shares; Mr. Frank—366,105 shares; Mr. Green—1,045,133 shares; Dr. Leterme—635,250 shares; Mr. Rosinack—1,295,268 shares.
(3)	Consists of forgiveness of a loan made to Dr. Leterme to defray relocation expenses (the loan was fully forgiven as of December 31, 2002).
(4)	Includes matching contributions made by us to Mr. Buchanan’s 401(k) account, Mr. Butler’s 401(k) account, Mr. Frank’s 401(k) account, Mr. Green’s 401(k) account and Mr. Rosinack’s 401(k) account.
(5)	Includes amounts paid pursuant to separation agreements entered into with Mr. Green and Mr. Rosinack upon their resignations in September 2002.

Mr. Hendy was appointed as Vice President in September 2002 upon the resignation of Mr. Rosinack, and served as our chief executive officer until Mr. Hays was hired in December 2002. Mr. Hendy also ceased to be a Vice President in December 2002. Mr. Hendy received no compensation for his role as either Vice President or chief executive officer.

There were no stock options or stock appreciation rights granted to or exercised by the Named Executive Officers in 2002, nor were there any unexercised stock options or stock appreciation rights held by the Named Executive Officers as of December 31, 2002.

Employment Contracts and Change-in-Control Arrangements

Employment Agreements

We entered into an employment agreement dated December 30, 2002 with Paul R. Hays. The employment agreement, which expires December 30, 2005, provides for salary at an initial rate of $250,000 per annum, and provides for the issuance, upon Mr. Hays’ relocation to San Diego, of options to purchase 1,600,000 shares of our common stock (at $0.08 per share). The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of our common stock; the option price for each of the annual options will be determined by the fair market value of our common stock on December 30 of the year in which the options are granted. Mr. Hays may receive a bonus for the years ending December 31, 2003, 2004 and 2005 calculated as follows: four percent (4.0%) of the first $1,000,000 of EBITDA in excess of $2,000,000 plus six percent (6.0%) of EBITDA in excess of $3,000,000. EBITDA is defined as earnings before; interest, income taxes, depreciation, amortization and any settlements/awards resulting from litigation existing as of December 30, 2002. If Mr. Hays is terminated without cause within the first 18 months of the agreement, he will receive twelve months’ salary at his then base salary rate. If Mr. Hays is terminated without cause within the last 18 months of the agreement, he will receive six months’ salary at his then base salary rate. If Mr. Hays is terminated without cause at any time during the agreement due to a change in control of us, he will receive twelve months’ salary at his then base salary rate.

We entered into an employment agreement dated October 25, 1996, and amended February 14, 2001, with Paul A. Rosinack. The employment agreement provided for salary at an initial rate of $160,000 per annum and options to purchase 25,000 shares of our common stock (at $4.13 per share). On September 24, 2002, Mr. Rosinack resigned as our President, Chief Executive Officer and director. We entered into a separation agreement with Mr. Rosinack whereby he received severance pay and accrued vacation pay totalling $130,332, and he will receive additional severance pay in the amount of $19,429 per month in April 2003 and May 2003.

We entered into an employment agreement dated July 9, 1999, and amended February 14, 2001, with Michael K. Green. The employment agreement provided for salary at an initial rate of $140,000 per annum. On September 19, 2002, Mr. Green resigned as our Senior Vice President and Chief Financial Officer. We entered into a separation agreement with Mr. Green whereby he received severance pay and accrued vacation pay totalling $130,238, and he will receive additional severance pay in the amount of $15,677 per month in April 2003 and May 2003.

We entered into an employment agreement dated July 1, 2002 with Serge Leterme. The employment agreement provided for salary at an initial rate of 130,000 euros (equivalent to $136,318 as of December 31, 2002) per annum. In addition, we have provided Mr. Leterme with a company car, and are bearing the leasing costs and reasonable expenses incurred by Mr. Leterme for business activities. If Mr. Leterme is terminated without cause, he will receive the greater of six months’ salary at his then base salary rate or the amount of legal severance in France.

We entered into an employment agreement dated April 24, 2000, and amended February 14, 2001, with Robert Buchanan. The employment agreement provided for salary at an initial rate of $125,000 per annum and options to purchase 50,000 shares of our common stock (at $2.98 per share). Mr. Buchanan’s current base salary rate is $11,417 per month. If Mr. Buchanan is terminated without cause, he will receive six months’ salary at his then base salary rate. If Mr. Buchanan is terminated in connection with an acquisition of us, or substantially all of our animal health business assets, and is not employed by the acquirer, he will receive an additional six months’ salary as severance. However, if Mr. Buchanan is either offered a substantially equivalent position with the acquirer or accepts any job with the acquirer within six months after the closing of the acquisition, he will not be entitled to receive any severance payments under the employment agreement.

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, the Compensation Committee consisted of Messrs. Donelan, Hendy and, until his resignation in September 2002, Rosinack. Mr. Rosinack was our employee until his resignation in September 2002. No executive officer of Synbiotics served during 2002 as a director or compensation committee member of any other company, where the other company had one of its executive officers on Synbiotics’ board of directors or Compensation Committee. The Compensation Committee currently consists of Messrs. Donelan, Hendy and Hays. Mr. Hays is our employee.

Report on Executive Compensation

The Compensation Committee acts on behalf of our Board of Directors to establish our general compensation policy for all of our employees. The Compensation Committee typically reviews base salary levels on or about June 1 of each year, and reviews target bonuses for the Chief Executive Officer and other executive officers and employees at or about the beginning of each year. The Compensation Committee administers our incentive and equity plans, including the 1995 Stock Option/Stock Issuance Plan.

The following is a report by the Compensation Committee:

“General Compensation Policy

All policies, plans and actions of the Compensation Committee are formulated or taken with the goal of maximizing shareholder value by aligning the financial interests of the Chief Executive Officer and the other executive officers with those of the Company’s shareholders. This is achieved through a combination of salary, short-term incentive compensation, including cash and stock bonuses, and long-term incentive compensation, including stock options. The Compensation Committee’s policy is to provide the Company’s executive officers with compensation opportunities which are based upon their personal performance, the Company’s financial performance and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals.

Each executive officer’s compensation package is comprised of the following:

•	base salary that is competitive with the market and reflects individual performance,

•	short-term incentive compensation, payable in cash or stock and tied to the Company’s achievement of annual performance goals, and

•	long term, stock-based incentive awards designed to strengthen the mutuality of interests between the Company’s executive officers and its shareholders.

Factors

Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer’s compensation package for the 2002 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years. All compensation decisions will be designed to further the general compensation policy indicated above.

Base Salary

In setting base salaries, the Compensation Committee considered the following factors:

•	industry experience, knowledge and qualifications,

•	the salary levels in effect for comparable positions within the Company’s principal-industry marketplace competitors,

•	historical salary levels, and

•	internal comparability considerations.

The Compensation Committee did not rely upon any specific compensation surveys for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent.

Each executive officer’s base salary is adjusted yearly on the basis of the factors described above.

Short-Term Incentive Compensation

Annual cash and stock bonuses are awarded to the extent that the Company meets financial objectives set by the Board of Directors at the beginning of each year. The amounts of the bonus payments, if any, are determined by the Compensation Committee, in its discretion. No annual cash or stock bonuses were awarded for fiscal year 2002, although officers and other employees collected their contractual retention bonuses which were earned by continuation of employment until the Redwood investment transaction in January 2002.

Long-Term Stock Based Incentive Compensation

Stock options have been an essential element of the Company’s executive compensation package. The Compensation Committee believed that equity-based compensation in the form of stock options links the interests of management and shareholders by focusing employees and management on increasing shareholder value. The actual value of equity-based compensation depends entirely on appreciation of the Company’s common stock.

Approximately 100% of the Company’s full-time employees have been granted employee stock options in the past. Stock options typically have been granted to executive officers when the executive first joins the Company, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee may, however, grant additional stock options to executives for other reasons. The number of shares subject to each stock option granted is within the Compensation Committee’s discretion and is based on anticipated future contribution and ability to impact corporate and/or business unit results, past performance or consistency within the executive’s peer group. In the Compensation Committee’s discretion, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company’s common stock.

In 2002, in connection with retention bonus arrangements, all outstanding stock options held by the Company’s officers were surrendered.

In 2002, as part of an annual review of the stock options held by executive officers and managers, the Compensation Committee considered the factors described above, as well as the overall condition of the Company. The Company granted no stock options during fiscal 2002. The Company’s employment agreement with Paul R. Hays provides for the issuance, upon Mr. Hays’ relocation to San Diego, of options to purchase 1,600,000 shares of the Company’s common stock (at $0.08 per share). The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of the Company’s common stock; the option price for each of the annual options will be determined by the fair market value of the Company’s common stock on December 30 of the year in which the options are granted.

Chief Executive Officer Compensation

In setting the total compensation payable to Paul R. Hays, who has served as the Company’s Chief Executive Officer since December 30, 2002, the Compensation Committee sought to be competitive with other companies in the industry. As described above under “Employment Contracts, Severance Agreements and Change in Control Agreements,” an employment agreement between the Company and Mr. Hays sets forth the terms and conditions, including minimum compensation, governing Mr. Hays’s employment. Mr. Hays did not receive any other cash or stock compensation during fiscal 2002.

In setting the total compensation payable to Paul A. Rosinack, who served as the Company’s Chief Executive Officer from January 1, 2002 until his resignation on September 24, 2002, the Compensation Committee sought to be competitive with other companies in the industry. As described above under “Employment Contracts, Severance Agreements and Change in Control Agreements,” an employment agreement between the Company and Mr. Rosinack set forth the terms and conditions, including minimum compensation, governing Mr. Rosinack’s employment. In May 2002, pursuant to a management retention bonus agreement, Mr. Rosinack received 1,295,268 shares of the Company’s common stock. Upon his resignation in September 2002, Mr. Rosinack received, pursuant to his separation agreement, severance pay and accrued vacation pay totalling $130,332, and he will receive additional severance pay in the amount of $19,429 per month in April 2003 and May 2003.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to the Company’s executive officers for the 2002 fiscal year did not exceed the $1 million limit per officer. The Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for fiscal year 2003 will exceed that limit. The Company’s 1995 Stock Option/Stock Issuance Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Since it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision if the individual cash compensation of any executive officer ever approaches the $1 million level.

The Compensation Committee is of the opinion that the compensation packages provided to the Company’s Chief Executive Officer and the other executive officers reflect its goal of offering compensation that is fair to these officers and the Company’s shareholders alike by providing adequate base salaries together with substantial opportunity for personal financial growth which will parallel management’s ability to increase shareholder value. It is intended that the total economic advantage and opportunities provided to the executive officers will be at least equivalent to that provided by comparable corporations.

Thomas A. Donelan

Paul R. Hays

Christopher P. Hendy

Compensation Committee of the Board of Directors”

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock, which is traded on the NASD over-the-counter bulletin board, from December 31, 1998 to December 31, 2002 with the cumulative total return on the Nasdaq Stock Market—U.S. Index and a self-constructed industry peer group index over the same period (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 1997, and reinvestment of all dividends). The self-constructed industry peer group consists of Abaxis, Inc., Heska Corporation and IDEXX Laboratories, Inc.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Investment Value of December 31,
	1998	1999	2000	2001	2002
Synbiotics Corporation	$82	$77	$14	$7	$2
Nasdaq Stock Market—U.S. Index	185	374	236	159	99
Industry Peer Group Index	162	172	160	177	200

Compensation of Directors

Each of our outside directors currently receives an annual fee of $10,000 for their services. Employee directors do not receive any fees for attendance at meetings of the board of directors or committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002 regarding our compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available from Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	334,749	$3.49	1,873,663
Equity compensation plans not approved by security holders	—	n/a	—

Total	334,749	$3.49	1,873,663

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of each class of our voting stock as of March 28, 2003 of each of our directors, director nominees, 5% shareholders and the Named Executive Officers (as defined in “Executive Compensation and Other Information”), and of our directors and executive officers as a group. Except as noted, and except for the effect of applicable community-property laws, each person has sole investment and voting power over the shares shown. Percentages are calculated based on 41,416,359 shares of our common stock assumed outstanding (19,619,691 shares actually outstanding and 21,796,668 assumed outstanding upon conversion of the Series C preferred stock) and 2,800 shares of our Series C preferred stock outstanding as of March 28, 2003.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock:

Robert D. Buchanan(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	570,833	1.4%

Keith A. Butler(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	295,453	*

Thomas A. Donelan(1)(2)(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	22,449,891	54.2%

Clifford Frank(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	366,105	*

Paul R. Hays c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	—	*

Christopher P. Hendy(1)(2)(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	22,627,745	54.2%

Serge Leterme, Ph.D.(1) c/o Synbiotics Europe 2 rue Alexander Fleming 69367 Lyons, Cedex 07, France	636,938	1.5%

Michael K. Green(1) 3452 Lady Hill Road San Diego, CA 92130	1,052,113	2.5%

Paul A. Rosinack(1) 15817 Caminito Cantaras Del Mar, CA 92014	1,306,690	3.2%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Redwood West Coast, LLC(1)(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	21,796,668	52.6%

Jerry L. Ruyan(1)(2)(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	23,567,268	56.9%

S. R. One, Limited(1) 200 Barr Harbor Drive Suite 250 W. Conshohocken, PA 19428	962,652	2.3%

All executive officers and directors as a group (7 persons)(1)(2)(3)	24,673,742	59.6%

Series C Preferred Stock:

Redwood West Coast, LLC(3) 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Jerry L. Ruyan(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Thomas A. Donelan(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Christopher P. Hendy(3) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

All executive officers and directors as a group (7 persons)(3)	2,800	100.0%

*	Less than one percent.
(1)	Excluding the effect of the assumed conversion of the Series C preferred stock, the percentage ownership of the common stock would be as follows: Mr. Buchanan—2.9%; Mr. Butler—1.5%; Mr. Donelan—less than 1%; Mr. Frank—1.9%; Mr. Hendy—1.8%; Dr. Leterme—3.2%; Mr. Green—5.4%; Redwood West Coast, LLC—0.0%; Mr. Rosinack—6.7%; Mr. Ruyan—9.0%; S.R. One, Limited—4.9%; all executive officers and directors as a group (7 persons)—11.3%.
(2)

Includes 476,555 shares common stock held by Redwood Holdings, Inc. which were acquired pursuant to the election of Redwood West Coast, LLC to receive shares of common stock in lieu of cash dividends on our Series C Preferred Stock held by Redwood West Coast, LLC, as permitted by the Certificate of Determination of our Series C preferred stock. As required by its Operating Agreement, Redwood West Coast, LLC directed that the shares of Common Stock be issued directly to its members. Redwood Holdings, Inc. received 476,555 shares of our common stock in this distribution. Redwood Holdings, Inc. is the owner of record of the 476,555 shares of our common stock . Mr. Donelan is a 24,9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc., which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, Inc.
(3)	Redwood West Coast, LLC is the record owner of 2,800 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 17.7616% owner of Redwood West Coast, LLC—owning 10.6251% individually and 7.1365% through Redwood Holdings, Inc. (Mr. Donelan is a 24.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). Mr. Hendy is a 20.0382% owner of Redwood West Coast, LLC—owning 12.9017% individually and 7.1365% through Redwood Holdings, Inc. (Mr. Hendy is a 24.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). Mr. Ruyan is a 56.0427% owner of Redwood West Coast, LLC—owning 41.741% individually and 14.3017% through Redwood Holdings, Inc. (Mr. Ruyan is a 49.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). In addition, Messrs. Donelan, Hendy and Ruyan serve on the Management Committee of Redwood West Coast, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of the shares reflected above, except to the extent of their direct and indirect pecuniary interests in Redwood West Coast, LLC.

Item 13.    Certain Relationships and Related Transactions

We pay Redwood Holdings, Inc. a monthly consulting fee of $15,000 for as long as it indirectly holds at least 50% of our voting stock.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit		Title	Method of Filing

2.9*		Asset Purchase Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

2.11	*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.	Incorporated herein by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K dated January 25,2002.

3.1*		Articles of Incorporation, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.1.1	*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

3.1.2	*	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.	Incorporated herein by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

3.2*		Bylaws, as amended.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

4.1*		Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.2*

Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

Incorporated herein by reference to the Registrant’s Form 8-A dated October 7, 1998.

4.2.1	*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.	Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A dated January 25, 2002.

Exhibit		Title	Method of Filing

4.4*		Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.1*		First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.	Incorporated herein by reference to Exhibit 4.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.2*		Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.	Incorporated herein by reference to Exhibit 4.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4.3*		Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.3 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.4*		Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.4 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5*		Certificate of Determination of Preferences of Series B Preferred Stock, filed January 5, 2002.	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5.1*		Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock, filed January 24, 2002.	Incorporated herein by reference to Exhibit 4.5.1 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.5.2		Certificate of Reduction to Certificate of Determination of Preferences of Series B Preferred Stock, filed December 9, 2002.	Filed herewith.

4.6*		Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.1*		Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.2.1	†	Employment Separation/Consulting Agreement and General Release between the Registrant and Kenneth M. Cohen, dated as of April 2, 2001.	Incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.7.2*	†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.	Incorporated herein by reference to Exhibit 10.7.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.8.2*	†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.	Incorporated herein by reference to Exhibit 10.8.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.10	†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.	Filed herewith.

Exhibit		Title	Method of Filing

10.11*	†	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000.	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.11.1*	†	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001.	Incorporated herein by reference to Exhibit 10.11.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.34.1*		Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.	Incorporated herein by reference to Exhibit 10.34.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.50*	†	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-76298, dated January 4, 2002.

10.69*	‡	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Bames-Jewish Hospital and the Registrant, dated as of July 28, 1998.	Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

10.74*		Secured Promissory Note from the Registrant to Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.74.1*		Security Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.74.2*		Intercreditor Agreement by and among the Registrant, Comerica Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.	Incorporated herein by reference to Exhibit 10.74.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.75*		Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.	Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.76*		Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.	Incorporated herein by reference to Exhibit 10.76 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.77*		License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.78*		Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.79*†		Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated June 16, 2000.	Incorporated herein by reference to Exhibit 10.79 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

Exhibit		Title	Method of Filing

10.79.1*†		Amended Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 24, 2001.	Incorporated herein by reference to Exhibit 10.79.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.79.2*†		Memorandum Amending Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.79.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.79.3*†		Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.79.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80*†		Management Retention Plan Agreement between the Registrant and Michael K. Green, dated July 12, 2000.	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80.1*†		Amended Management Retention Plan Agreement between the Registrant and Michael K. Green, dated January 18, 2001.	Incorporated herein by reference to Exhibit 10.80.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Michael K. Green, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.80.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.80.3*	†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.80.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81*	†	Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated June 26, 2000.	Incorporated herein by reference to Exhibit 10.81 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.1*	†	Amended Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated February 2, 2001.	Incorporated herein by reference to Exhibit 10.81.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.81.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.81.3*	†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.81.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82*	†	Management Retention Plan Agreement between the Registrant and Serge Leterme, dated July 7, 2000.	Incorporated herein by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82.1*	†	Amended Management Retention Plan Agreement between the Registrant and Serge Leterme, dated January 29, 2001.	Incorporated herein by reference to Exhibit 10.82.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.82.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Serge Leterme, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.82.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

Exhibit		Title	Method of Filing

10.82.3*	†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.82.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83*	†	Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated July 7, 2000.	Incorporated herein by reference to Exhibit 10.83 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.1*	†	Amended Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 29, 2001.	Incorporated herein by reference to Exhibit 10.83.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated March 15, 2001.	Incorporated herein by reference to Exhibit 10.83.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.83.3*	†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.	Incorporated herein by reference to Exhibit 10.83.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.84*

Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with 74 employees, none of whom is an officer. No employee signed an agreement both on this form and on the form in Exhibit 10.85

Incorporated herein by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.85*	†

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

Incorporated herein by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K dated February 8, 2002.

10.86*		Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly-Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.	Incorporated herein by reference to Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.87*		Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit		Title	Method of Filing

10.87.1*		Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.87.2*		Assignment of Note and Guaranty by the Registrant to Comerica Bank—California, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.88*		Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.89	†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.	Filed herewith.

21		List of Subsidiaries.	Filed herewith.

23.1		Consent of Independent Auditors.	Filed herewith.

99.1		Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
‡	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003	SYNBIOTICS CORPORATION

	By:	/s/ KEITH A. BUTLER
Keith A. Butler Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL R. HAYS Paul R. Hays	Chief Operating Officer, President and Director (Principal Executive Officer)	March 31, 2003

/s/ KEITH A. BUTLER Keith A. Butler	Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ THOMAS J. DONELAN Thomas J. Donelan	Director	March 31, 2003

/s/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	March 31, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Hays, the principal executive officer of Synbiotics Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Synbiotics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ PAUL R. HAYS
Paul R. Hays Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith A. Butler, the principal financial officer of Synbiotics Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Synbiotics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KEITH A. BUTLER
Keith A. Butler Principal Financial Officer

EXHIBIT INDEX

Exhibit		Title

2.9*		Asset Purchase Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

2.11*		Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.

3.1*		Articles of Incorporation, as amended.

3.1.1*		Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.

3.1.2*		Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.

3.2*		Bylaws, as amended.

4.1*		Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.

4.2*

Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.2.1*		Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.

4.4*		Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.

4.4.1*		First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.

4.4.2*		Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.

4.4.3*		Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.

4.4.4*		Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.

4.5*		Certificate of Determination of Preferences of Series B Preferred Stock, filed January 5, 2002.

4.5.1*		Certificate of Amendment to Certificate of Determination of Preferences of Series B Preferred Stock, filed January 24, 2002.

4.5.2		Certificate of Reduction to Certificate of Determination of Preferences of Series B Preferred Stock, filed December 9, 2002.

4.6*		Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.

10.1*		Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.

10.2.1	†	Employment Separation/Consulting Agreement and General Release between the Registrant and Kenneth M. Cohen, dated as of April 2, 2001.

10.7.2*	†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.

10.8.2*	†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.

10.10	†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.

10.11*	†	Employment Agreement between the Registrant and Robert Buchanan, dated April 24, 2000.

Exhibit		Title

10.11.1*	†	Amendment of Employment Agreement between the Registrant and Robert Buchanan, dated February 14, 2001.

10.34.1*		Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.

10.50*	†	1995 Stock Option/Stock Issuance Plan, as amended.

10.69*	‡	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998.

10.74*		Secured Promissory Note from the Registrant to Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

10.74.1*		Security Agreement by and between the Registrant and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

10.74.2*		Intercreditor Agreement by and among the Registrant, Comerica Bank and Kirkegaard & Perry Laboratories, Inc., dated April 18, 2000.

10.75*		Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.

10.76*		Asset Sale and Assignment Agreement by and among the Registrant and Merial Limited, Merial S.A.S. and Merial, Inc., dated as of June 1, 2001.

10.77*		License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.

10.78*		Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.

10.79*	†	Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated June 16, 2000.

10.79.1*	†	Amended Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 24, 2001.

10.79.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated March 15, 2001.

10.79.3*	†	Amendment to Retention Plan Agreement between the Registrant and Paul A. Rosinack, dated January 4, 2002.

10.80*	†	Management Retention Plan Agreement between the Registrant and Michael K. Green, dated July 12, 2000.

10.80.1*	†	Amended Management Retention Plan Agreement between the Registrant and Michael K. Green, dated January 18, 2001.

10.80.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Michael K. Green, dated March 15, 2001.

10.80.3*	†	Amendment to Retention Plan Agreement between the Registrant and Michael K. Green, dated January 4, 2002.

10.81*	†	Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated June 26, 2000.

10.81.1*	†	Amended Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated February 2, 2001.

10.81.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Francois Guillemin, dated March 15, 2001.

10.81.3*	†	Amendment to Retention Plan Agreement between the Registrant and Francois Guillemin, dated January 4, 2002.

10.82*	†	Management Retention Plan Agreement between the Registrant and Serge Leterme, dated July 7, 2000.

Exhibit		Title

10.82.1*	†	Amended Management Retention Plan Agreement between the Registrant and Serge Leterme, dated January 29, 2001.

10.82.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Serge Leterme, dated March 15, 2001.

10.82.3*	†	Amendment to Retention Plan Agreement between the Registrant and Serge Leterme, dated January 4, 2002.

10.83*	†	Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated July 7, 2000.

10.83.1*	†	Amended Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 29, 2001.

10.83.2*	†	Memorandum Amending Management Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated March 15, 2001.

10.83.3*	†	Amendment to Retention Plan Agreement between the Registrant and Robert D. Buchanan, dated January 4, 2002.

10.84*

Form of Amendment to Retention Plan Agreement between the Registrant and an employee, dated January 4, 2002. Agreements on this form were entered into with 74 employees, none of whom is an officer. No employee signed an agreement both on this form and on the form in Exhibit 10.85

10.85*	†

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

10.86*		Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly-Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.

10.87*		Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.

10.87.1*		Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated August 31, 2002.

10.87.2*		Assignment of Note and Guaranty by the Registrant to Comerica Bank—California, dated August 31, 2002.

10.88*		Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.

10.89	†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.

21		List of Subsidiaries.

23.1		Consent of Independent Auditors.

99.1		Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
‡	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.