Form 10-Q
period 2003-03-31
SYNBIOTICS CORP
filed 2003-05-15
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 14, 2003, 19,619,621 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Synbiotics Corporation
Condensed Consolidated Balance Sheet

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,345,000	$869,000
Accounts receivable	3,509,000	2,455,000
Inventories	5,348,000	5,438,000
Other current assets	1,033,000	673,000

	11,235,000	9,435,000
Property and equipment, net	1,435,000	1,409,000
Goodwill	1,397,000	1,397,000
Intangibles, net	2,564,000	2,737,000
Other assets	661,000	458,000

	$17,292,000	$15,436,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$5,517,000	$4,919,000
Current portion of long-term debt	5,610,000	1,475,000

	11,127,000	6,394,000

Long-term debt		4,516,000
Other liabilities	2,003,000	1,962,000

	2,003,000	6,478,000

Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 19,620,000 and 17,954,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	46,263,000	46,050,000
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at March 31, 2003 and December 31, 2002), 4,000 shares authorized, 2,800 shares issued and outstanding at March 31, 2003 and December 31, 2002	2,604,000	2,604,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(760,000)	(958,000)
Accumulated deficit	(44,980,000)	(46,167,000)

Total shareholders’ equity	4,162,000	2,564,000

	$17,292,000	$15,436,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Net sales	$6,148,000	$6,456,000
License fees		75,000
Royalties	2,000	3,000

	6,150,000	6,534,000

Operating expenses:
Cost of sales	2,963,000	2,780,000
Research and development	265,000	360,000
Selling and marketing	1,065,000	1,308,000
General and administrative	818,000	4,758,000
Patent litigation settlement	(515,000)

	4,596,000	9,206,000

Income (loss) from operations	1,554,000	(2,672,000)
Other income (expense):
Interest, net	(135,000)	(167,000)

Income (loss) before income taxes	1,419,000	(2,839,000)
Provision for income taxes	21,000	198,000

Income (loss) from continuing operations	1,398,000	(3,037,000)
Discontinued operations, net of tax		(66,000)

Income (loss) before cumulative effect of a change in accounting principle	1,398,000	(3,103,000)
Cumulative effect of a change in accounting principle, net of tax		(7,649,000)

Net income (loss)	1,398,000	(10,752,000)
Translation adjustment	198,000	(145,000)

Comprehensive income (loss)	$1,596,000	$(10,897,000)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.32)
Discontinued operations, net of tax		(0.01)
Cumulative effect of a change in accounting principle, net of tax		(0.79)

Net income (loss)	$0.07	$(1.12)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.32)
Discontinued operations, net of tax		(0.01)
Cumulative effect of a change in accounting principle, net of tax		(0.79)

Net income (loss)	$0.03	$(1.12)

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,398,000	$(10,752,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	333,000	419,000
Receivable from patent litigation settlement	(515,000)
Retention bonus payable in common stock		2,641,000
Cumulative effect of a change in accounting principle		7,769,000
Changes in assets and liabilities:
Accounts receivable	(1,000,000)	(863,000)
Inventories	153,000	(933,000)
Other assets	58,000	(216,000)
Accounts payable and accrued expenses	505,000	555,000
Deferred revenue		(75,000)
Other liabilities	40,000	36,000

Net cash provided by (used for) operating activities	972,000	(1,419,000)

Cash flows from investing activities:
Acquisition of property and equipment	(133,000)	(64,000)

Net cash used for investing activities	(133,000)	(64,000)

Cash flows from financing activities:
Payments of long-term debt	(381,000)	(300,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net		2,601,000

Net cash (used for) provided by financing activities	(381,000)	2,301,000

Net increase in cash and equivalents	458,000	818,000
Effect of exchange rates on cash	18,000	(7,000)
Cash and equivalents – beginning of period	869,000	1,039,000

Cash and equivalents – end of period	$1,345,000	$1,850,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”).  All significant intercompany transactions and accounts have been eliminated in consolidation.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002.  Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $14,401,000 during the year ended December 31, 2002, and had an accumulated deficit of $44,980,000 as of March 31, 2003.

As of March  31, 2003, the Company had an outstanding principal balance under its bank debt totaling $5,610,000, of which $1,250,000 will be paid in monthly installments through January 1, 2004 and the remaining $4,360,000 is due and payable on January 25, 2004.  The Company believes that its cash flow from operations will be insufficient to meet its January 25, 2004 obligation; and that the Company will have to restructure or refinance the bank debt, or obtain additional capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will be able to restructure or refinance the bank debt, and is planning on beginning the restructuring process in the second half of 2003.  However, no assurance can be given that the Company will be successful in this effort.

Note 3 – Discontinued Operations:

In August 2002, the Company sold its instrument manufacturing operations, located in Rome, New York, to Danam Acquisition Corp., located in Dallas, Texas.  In November 2002, the Company terminated the license agreement for its PennHIP® operations, located in Malvern, Pennsylvania, and transferred all of the assets related to the PennHIP® operations to the University of Pennsylvania.

The Company has restated prior amounts related to the disposed operations.  A reconciliation of the restated amounts for the three months ended March 31, 2002 is as follows:

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2002

Amounts previously reported in:
Net sales	$240,000
Cost of sales	(225,000)
Research and development	(50,000)
Sales and marketing	(15,000)
General and administrative	(27,000)
Provision for (benefit from) income taxes	11,000

Discontinued operations, net of tax	$(66,000)

Note 4 – Inventories:

Inventories consist of the following:

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Raw materials	$2,748,000	$2,621,000
Work in process	434,000	415,000
Finished goods	2,166,000	2,402,000

	$5,348,000	$5,438,000

Note 5 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 9).  Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2001	$12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002 and March 31, 2003	$1,397,000

Other intangible assets were as follows:

	March 31, 2003		December 31, 2002

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Patents	$4,543,000	$2,198,000	$4,404,000	$1,903,000
Licenses	618,000	399,000	618,000	382,000

	$5,161,000	$2,597,000	$5,022,000	$2,285,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years.  Annual pretax amortization for other intangibles over the next five

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

years is estimated to be as follows:

2004	$471,000
2005	438,000
2006	428,000
2007	321,000
2008	321,000

$1,979,000

Note 6 – Preferred Stock Dividend:

On March 26, 2003, the Company declared a dividend on the Series C preferred stock totalling $214,000, for dividends accrued and payable as of January 31, 2003.  Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends.  As a result, 1,663,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 26, 2003.

Note 7 – Patent Litigation Settlement:

In November 1998, the Company filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by the Company relating to heartworm diagnostic technology.  In March 2003, the Company and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit.  As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from the Company the patent relating to the heartworm diagnostic technology.  In addition, the Company received $250,000 in April 2003, will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and will receive royalty payments on future sales of licensed canine heartworm diagnostic products.  As a result, the Company has recorded a one-time credit to operating expenses totalling $515,000 during the three months ended March 31, 2003.

Note 8 – Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended March 31,

	2003	2002

Basic net income (loss) used:
Income (loss) from continuing operations	$1,398,000	$(3,037,000)
Less cumulative preferred stock dividends	(53,000)	(38,000)

Income (loss) used in computing basic income (loss) from continuing operations	1,345,000	(3,075,000)
Discontinued operations, net of tax		(66,000)
Cumulative effect of a change in accounting principle, net of tax		(7,649,000)

Net income (loss) used in computing basic net income (loss) per share	$1,345,000	$(10,790,000)

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,

	2001	2002

Diluted net income (loss) used:
Income (loss) used in computing basic income (loss) from continuing operations	$1,345,000	$(3,075,000)
Add cumulative preferred stock dividends	53,000

Income (loss) used in computing diluted income (loss) from continuing operations	1,398,000	(3,075,000)
Discontinued operations, net of tax		(66,000)
Cumulative effect of a change in accounting principle, net of tax		(7,649,000)

Net income (loss) used in computing diluted net income (loss) per share	$1,398,000	$(10,790,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	18,786,000	9,611,000
Weighted average options and warrants to purchase common stock as determined by the treasury method	333,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method	21,797,000

Shares used in computing diluted income (loss) per share	40,916,000	9,611,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method totalling 335,000 shares have been excluded from the shares used in computing diluted net (loss) per share for the three months ended March 31, 2002 as their effect is anti-dilutive.  In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three months ended March 31, 2003 and 2002, as their exercise price is higher than the weighted average market price for those periods.  In addition, the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the three months ended March 31, 2002.

Note 9 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products.  Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Diagnostics	$5,891,000	$6,271,000
Instruments	257,000	185,000
Other revenues	2,000	78,000

	$6,150,000	$6,534,000

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Revenues:
United States	$3,925,000	$4,420,000
France	692,000	593,000
Other foreign countries	1,533,000	1,521,000

	$6,150,000	$6,534,000

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Long-lived assets:
United States	$3,557,000	$3,401,000
France	2,500,000	2,600,000

	$6,057,000	$6,001,000

There were no sales to any one customer that totalled 10% or more of total revenues during the three months ended March 31, 2003. The Company had sales to one customer totalling $680,000 during the three months ended March 31, 2002.

Note 10 – Income Taxes:

The Company's provision for income taxes for the three months ended March 31, 2003, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company's utilization of certain Federal net operating loss carryforwards and certain state general business tax credit carryforwards, and the corresponding change in the Company's valuation allowance for deferred tax assets.

Note 11 – Subsequent Event:

On April 9, 2003, the Company was notified by Agen Biomedical, Ltd. (“Agen”) that Agen was terminating its supply agreement with the Company due to the Company’s alleged breach of contract.  Agen manufactured certain of the Company’s Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus.  These Witness® products represented $2,281,000 and $2,620,000 of the Company’s net sales during the three months ended March 31, 2003 and 2002, respectively, and $8,069,000 of the Company’s net sales during the year ended December 31, 2002.  The Company has notified Agen that Agen does not have the right to terminate the Agreement.

On April 23, 2003, Agen filed a lawsuit against the Company in San Diego County Superior Court claiming $779,000 in damages for breach of contract, and seeking certain forms of provisional relief.  On April 29, 2003 the San Diego County Superior Court granted a temporary protective order in Agen’s favor that requires the Company to reserve $235,000 of its cash, except for certain specified uses of funds, for this temporary protective order.

The Company believes that its underlying disputes with Agen, if not previously settled, will ultimately be decided by arbitration. The Company has identified an alternate source of supply of the products previously manufactured by Agen.  If the Company’s commercial relationship with Agen is not repaired, the Company’s results of operations will be materially adversely affected for at least the second and third quarters of 2003; and the Company’s results of operations and financial condition could be materially adversely affected beyond that period if the Company is unable to reintroduce the alternate-source products to the market in the anticipated timeframe.

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

Results of Operations

Our profits increased in the first quarter of 2003 over the first quarter of 2002, even if one excludes the 2002 charges of $3,682,000 for retention bonuses and $7,649,000 for goodwill impairment.  Expense reductions outweighed a 5% decrease in sales.  A 2003 litigation settlement further improved the 2003 results.

Our net sales for the first quarter 2003 decreased by $308,000 or 5% from the first quarter of 2002.  The decrease reflects a decrease in our diagnostic product sales of $380,000, offset by an increase in our instrument product sales of $72,000.  Sales of our diagnostic products decreased due to continued increased competition in the canine heartworm diagnostic market, and decreases in sales of our poultry diagnostic products, particularly in Europe and the Middle East resulting from uncertainties surrounding the war in Iraq.  Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument, and the resulting sales of the related consumables.

In April 2003, we were notified by Agen Biomedical, Ltd. (“Agen”) that Agen was terminating its supply agreement with us due to our alleged breach of contract.  Agen manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus.  These Witness® products represented $2,281,000 and $2,620,000 of our net sales during the three months ended March 31, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002.  We have notified Agen that Agen does not have the right to terminate the Agreement.

We believe that our underlying disputes with Agen, if not previously settled, will ultimately be decided by arbitration.  We have identified an alternate source of supply of the products previously manufactured by Agen, and we anticipate having these products available for sale later in 2003.  We also believe that if our commercial relationship with Agen is not repaired, our results of operations will be materially adversely affected for at least the second and third quarters of 2003; and our results of operations and financial condition could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

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

Our cost of sales as a percentage of our net sales was 48% during the first quarter of 2003 compared to 43% during the first quarter of 2002.  The lower gross margins are a due to the decrease in our sales during the first quarter of 2003, promotional programs in the first quarter of 2003 involving free goods, an increase in foreign currency exchange rates in the first quarter of 2003 compared to the first quarter of 2002, and the fact that a significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm and feline leukemia diagnostic products and our SCA 2000™ instrument products are manufactured by third parties.  In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.  Agen, the previous manufacturer of certain of our Witness® products, has ceased to supply us with those products as part of a contractual dispute.  We have identified an alternate source of supply of the products previously manufactured by Agen, and we believe that the cost of these products will be lower than the cost of those manufactured by Agen.

Our research and development expenses decreased by $95,000 or 26% during the first quarter of 2003 as compared to the first quarter of 2002.  The decrease is a result of a cost reduction program that was implemented at the end of the third quarter of 2002.  Our research and development expenses as a percentage of our net sales were 4% and 6% during the first quarter of 2003 and 2002, respectively.

Our selling and marketing expenses decreased by $243,000 or 19% during the first quarter of 2003 as compared to the first quarter of 2002.  The decrease is a result of a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002.  Our selling and marketing expenses as a percentage of our net sales were 17% and 20% during the first quarter of 2003 and 2002, respectively.

Our general and administrative expenses during the first quarter of 2003 decreased by $3,940,000 or 83% as compared to the first quarter of 2002.  The decrease is primarily due to the non-recurrence of $3,682,000 of retention bonuses that became payable in the first quarter of 2002, as well as to a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002, and favorable effects of foreign currency exchange rates on our intercompany balances.  Our general and administrative expenses as a percentage of our net sales were 13% and 74% during the first quarter of 2003 and 2002, respectively.  Excluding the first quarter 2002 bonus expense our general and administrative expenses would have been $1,076,000 or 17% of our net sales during the first quarter of 2002.

In November 1998, we filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by us relating to heartworm diagnostic technology.  In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit.  As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology.  In addition, we received $250,000 in April, 2003, we will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and we will receive royalty payments on future sales of licensed canine heartworm diagnostic products.  As a result, we have recorded a one-time credit to operating expenses totalling $515,000 during the three months ended March 31, 2003.

Our net interest expense decreased by $32,000 or 19% during the first quarter of 2003 as compared to the first quarter of 2002.  The decrease is due to decreases in the outstanding principal balances of our bank debt.

We recognized a provision for income taxes of $21,000 during the first quarter of 2003 as compared to a provision for income taxes of $198,000 during the first quarter of 2002.  The change is primarily due to the treatment of the retention bonuses as permanent differences between income for financial reporting purposes and tax reporting purposes in 2002.  We are limited in the utilization of certain of our Federal and state net operating loss carryforwards.  As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized.  In addition, California has placed a moratorium on the utilization of net operating loss carryforwards for 2003.

In the first quarter of 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”.  In connection with the adoption of FAS 142, we performed a transitional goodwill impairment assessment.  As a result of this impairment assessment, we recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle in the first quarter of 2002.  FAS 142 requires that we perform subsequent impairment assessments on annual basis, or on an interim basis if events occur that may cause an impairment of our goodwill and other intangible assets.  The contractual dispute with Agen may be an event which will require us to perform an interim impairment assessment.  We will determine during the second quarter of 2003 whether an interim assessment is necessary.

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of March 31, 2003 (amounts are in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$5,610	$1,125	$4,485
Operating leases	5,389	652	810	$829	$668	$426	$2,004
Other long-term obligations	2,500			1,000	1,500

We believe that our present capital resources are insufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months, given that our bank loan has a $4,360,000 balloon payment which is due on January 25, 2004, which is within that twelve-month period.  Aside from the bank loan balloon payment, we believe our present working capital resources would be sufficient for our operations for at least the next twelve months.  We currently expect that we will be able to extend or refinance the bank loan.

As previously mentioned, Agen, who manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, has ceased to supply us with these products.  These Witness® products represented $2,281,000 and $2,620,000 of our net sales during the three months ended March 31, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002.  In addition, Agen has filed a lawsuit against us in San Diego County Superior Court claiming $779,000 in damages for breach of contract, and seeking certain forms of provisional relief.  The San Diego County Superior Court granted a temporary protective order in Agen’s favor that requires us to reserve $235,000 of our cash, except for certain specified uses of funds, for this temporary protective order.  In addition, a hearing on Agen’s motion for a writ of attachment is scheduled for May 16, 2003.  Agen is seeking a writ for the full amount it claims. We have the financial resources to pay Agen any and all money which we owe Agen, and we will seek to protect our rights in any litigation or arbitration with Agen.

We have identified an alternate source of supply of the products, and we anticipate having these products available for sale later in 2003 if we do not re-establish supply from Agen.  If our commercial relationship with Agen is not repaired, we believe that our sales will be materially adversely affected for at least the second and third quarters of 2003; and our results of operations and financial condition could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We will need additional capital in the future

We will not be able to repay the $4,360,000 balloon payment on our bank loan when it comes due in January 2004, and we will have to restructure the note with Comerica or refinance it with another lending source.  However, we may also need to raise additional funds if our estimates of revenues (as a result of, for example, delay in our schedule for introducing our alternate-source in-clinic diagnostic products), working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

The potential impact on our results of operations, financial condition and liquidity of the contractual dispute with Agen mentioned above may also hinder our ability to restructure or refinance our bank loan, or obtain any other necessary additional capital.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive.  Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval.  Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation.  These companies have greater financial, manufacturing, marketing, and research resources than we do.  IDEXX Laboratories’ combination in-clinic diagnostic test has gained some market share from our in-clinic canine heartworm diagnostic tests.  In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours.  Further, additional competition could come from new entrants to the animal health care market.  Agen has announced that it is actively seeking to supply veterinary diagnostic products to the U.S. market through alternative distribution partners.  We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 34% of our sales for the first quarter of 2003.  In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected since 1999 by a heartworm product from Heska.

As previously mentioned, as a result of our contractual dispute with Agen we believe that our sales will be materially adversely affected for at least the second and third quarters of 2003, and could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.  The Witness® products previously manufactured by Agen represented 38% of our net sales for the year ending December 31, 2002.  There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2002 and 2000, and we have had a history of annual losses.  We have incurred a consolidated accumulated deficit of $44,980,000 at March 31, 2003.  We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets.  Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control.  Their failure to generate significant sales of our products could materially harm our business.  Reduction by these distributors of the quantity of our products which they distribute would materially harm our business.  Also, the distributors are not bound to us by long-term agreements, and a decision by any major distributor to stop doing business with us could materially hurt our revenues.  IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us.  In the past, we have lost major distributors to IDEXX Laboratories.

We depend on key executives and personnel, but we have experienced executive turnover

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group.  Competition for qualified personnel in the animal health care products industry is intense, and we may not be successful in attracting and retaining such personnel.  There are only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons.  The loss of the services of any of our key personnel or the inability to attract or retain qualified personnel could harm our business.  At the end of the third quarter of 2002, our chief executive officer and our chief financial officer both resigned.  We replaced our chief financial officer by promoting our corporate controller, and we hired Paul Hays, our new president, at the end of December 2002.  In May 2003, we hired Kent Luther, our new vice president of sales and marketing, to replace our former vice president who resigned in April 2003.

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm and feline leukemia diagnostic products and our SCA 2000™ instrument products.  We also expect that some of our anticipated new products will be manufactured by third parties, including our alternate-source in-clinic diagnostic products.  In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers.  There are a number of risks associated with our dependence on third-party manufacturers including:

•	the potential for a decision by the manufacturer to make and market competing products;

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	increases in prices and the potential misappropriation of our intellectual property; and

•	limited negotiating leverage in the event of disputes with the third-party manufacturers.

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

As mentioned above, Agen, the previous manufacturer of certain of our Witness® in-clinic products, has ceased to supply us with those products as part of a contractual dispute.

We rely on new and recent products

We rely to a significant extent on new and recently developed products, and expect that we will need to continue to introduce new products to be successful in the future.  There can be no assurance that we will obtain and maintain market acceptance of our products.  There can be no assurance that future products, including our alternate-source in-clinic diagnostic products, will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized.

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

Because of this, our patent position could be vulnerable and our business could be materially harmed.  In any event, our important United States canine heartworm diagnosis patent will expire in December 2005.

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

Interest Rate Risk

The fair value of our debt at March 31, 2003 was approximately $5,610,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.  In addition, higher interest rates would make it more difficult for us to successfully restructure or refinance our bank debt, which has a balloon payment of $4,360,000 due in January 2004.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency.  However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation.  There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros.  Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars.  We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates.  As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation.  In the first quarter of 2003, 33% of our net sales were net sales of SBIO-E.

Item 4.     Controls and Procedures

(a)          Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)          Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Agen Biomedical Ltd. v. Synbiotics Corporation – San Diego County Superior Court

On April 23, 2003, Agen Biomedical Ltd. filed a lawsuit against us claiming $779,000 in damages for breach of contract, and seeking certain forms of provisional relief.  On April 29, 2003 the Court granted a temporary protective order in Agen’s favor that requires us to reserve $235,000 of our cash, except for certain specified uses of funds, for this temporary protective order.  A hearing is scheduled for May 16, 2003 on Agen’s motion seeking a writ of attachment for the full amount claimed.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $53,000 existed on our Series C preferred stock.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On March 26, 2003, we declared a dividend on the Series C preferred stock totalling $214,000, for dividends accrued and payable as of January 31, 2003.  Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of our common stock in lieu of the cash dividends.  As a result, 1,663,000 shares of our common stock were issued to Redwood’s distributees on March 26, 2003.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title

10.90#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.91#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.92#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.93	Consent Judgment and Injunction, dated April 22, 2003.

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

# Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

On January 15, 2003, we filed a Form 8-K announcing the hiring of Paul R. Hays as our President and Chief Operating Officer, and that Mr. Hays had been appointed to our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: May 15, 2003	/s/ KEITH A. BUTLER

Keith A. Butler Vice President – Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

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

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ KEITH A. BUTLER

Keith A. Butler Principal Financial Officer

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

Exhibit Index

Exhibit No.	Exhibit

10.90#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heck Corporation, dated March 28, 2003.

10.91#	License Agreement by and between the Registrant and Heck Corporation, dated March 28, 2003.

10.92#	License Agreement by and between the Registrant and Heck Corporation, dated March 28, 2003.

10.93	Consent Judgment and Injunction, dated April 22, 2003.

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

# Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.