Form 10-Q
period 2003-06-30
SYNBIOTICS CORP
filed 2003-08-14
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No  ☐

As of August 14, 2003, there were 20,024,944 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Synbiotics Corporation
Condensed Consolidated Balance Sheet

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,035,000	$869,000
Accounts receivable	2,339,000	2,455,000
Inventories	5,017,000	5,438,000
Other current assets	974,000	673,000

	9,365,000	9,435,000
Property and equipment, net	1,365,000	1,409,000
Goodwill	1,397,000	1,397,000
Intangibles, net	2,485,000	2,737,000
Other assets	598,000	458,000

	$15,210,000	$15,436,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	3,383,000	$4,919,000
Current portion of long-term debt	5,203,000	1,475,000

	8,586,000	6,394,000

Long-term debt		4,516,000
Other liabilities	2,046,000	1,962,000

	2,046,000	6,478,000

Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 20,025,000 and 17,954,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	46,316,000	46,050,000
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at June 30, 2003 and December 31, 2002), 4,000 shares authorized, 2,800 shares issued and outstanding at June 30, 2003 and December 31, 2002	2,604,000	2,604,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(569,000)	(958,000)
Accumulated deficit	(44,808,000)	(46,167,000)

Total shareholders’ equity	4,578,000	2,564,000

	$15,210,000	$15,436,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net sales	$4,774,000	$5,904,000	$10,922,000	$12,359,000
License fees		75,000		150,000
Royalties	97,000	2,000	99,000	5,000

	4,871,000	5,981,000	11,021,000	12,514,000

Operating expenses:
Cost of sales	2,340,000	2,880,000	5,303,000	5,722,000
Research and development	291,000	329,000	556,000	689,000
Selling and marketing	988,000	1,107,000	2,052,000	2,354,000
General and administrative	897,000	1,097,000	1,715,000	5,856,000
Patent litigation settlement			(515,000)

	4,516,000	5,413,000	9,111,000	14,621,000

Income (loss) from operations	355,000	568,000	1,910,000	(2,107,000)
Other income (expense):
Interest, net	(139,000)	(191,000)	(274,000)	(358,000)

Income (loss) before income taxes	216,000	377,000	1,636,000	(2,465,000)
Provision for (benefit from) income taxes	(8,000)	90,000	13,000	285,000

Income (loss) from continuing operations	224,000	287,000	1,623,000	(2,750,000)
Discontinued operations, net of tax		(5,000)		(71,000)

Income (loss) before cumulative effect of a change in accounting principle	224,000	282,000	1,623,000	(2,821,000)
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss)	224,000	282,000	1,623,000	(10,470,000)
Translation adjustment	191,000	452,000	389,000	307,000

Comprehensive income (loss)	$415,000	$734,000	$2,012,000	$(10,163,000)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.02	$0.08	$(0.23)
Discontinued operations, net of tax				(0.01)
Cumulative effect of a change in accounting principle, net of tax				(0.62)

Net income (loss)	$0.01	$0.02	$0.08	$(0.86)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.02	$0.04	$(0.23)
Discontinued operations, net of tax				(0.01)
Cumulative effect of a change in accounting principle, net of tax				(0.62)

Net income (loss)	$0.01	$0.02	$0.04	$(0.86)

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,623,000	$(10,470,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	546,000	558,000
Receivable from patent litigation settlement	(265,000)
Retention bonus payable in common stock		2,641,000
Cumulative effect of a change in accounting principle		7,817,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	247,000	37,000
Inventories	571,000	(827,000)
Other assets	10,000	(201,000)
Accounts payable and accrued expenses	(1,782,000)	(773,000)
Deferred revenue		(150,000)
Other liabilities	80,000	74,000

Net cash provided by (used for) operating activities	1,030,000	(1,294,000)

Cash flows from investing activities:
Acquisition of property and equipment	(115,000)	(61,000)

Net cash used for investing activities	(115,000)	(61,000)

Cash flows from financing activities:
Payments of long-term debt	(786,000)	(600,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net		2,603,000

Net cash (used for) provided by financing activities	(786,000)	2,003,000

Net increase in cash and equivalents	129,000	648,000
Effect of exchange rates on cash	37,000	46,000
Cash and equivalents – beginning of period	869,000	1,039,000

Cash and equivalents – end of period	$1,035,000	$1,733,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and six months ended June 30, 2003 and 2002 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $14,401,000 during the year ended December 31, 2002, and had an accumulated deficit of $44,808,000 as of June 30, 2003.

As of June 30, 2003, the Company had an outstanding principal balance under its bank debt totaling $5,203,000, of which $875,000 will be paid in monthly installments through January 1, 2004 and the remaining $4,328,000 is due and payable on January 25, 2004. The Company believes that its cash flow from operations will be insufficient to meet its January 25, 2004 obligation; and that the Company will have to restructure or refinance the bank debt, or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the near term. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has restated prior amounts related to the disposed operations. A reconciliation of the restated amounts for the three and six months ended June 30, 2002 is as follows:

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Amounts previously reported in:
Net sales	$214,000	$455,000
Cost of sales	(150,000)	(376,000)
Research and development	(53,000)	(103,000)
Sales and marketing	(15,000)	(30,000)
General and administrative	(6,000)	(32,000)
Provision for (benefit from) income taxes	5,000	15,000

Discontinued operations, net of tax	$(5,000)	$(71,000)

Note 4 – Inventories:

Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Raw materials	$2,722,000	$2,621,000
Work in process	449,000	415,000
Finished goods	1,846,000	2,402,000

	$5,017,000	$5,438,000

Note 5 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 9). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2001	$12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002 and June 30, 2003	$1,397,000

Other intangible assets were as follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$4,744,000	$2,462,000	$4,404,000	$1,903,000
Licenses	618,000	415,000	618,000	382,000

	$5,362,000	$2,877,000	$5,022,000	$2,285,000

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

$1,979,000

Note 6 – Preferred Stock Dividends:

On March 26, 2003, the Company declared a dividend on the Series C preferred stock totalling $214,000, for dividends accrued and payable as of January 31, 2003. On June 12, 2003, the Company declared a dividend on the Series C preferred stock totalling $53,000, for dividends accrued and payable as of April 30, 2003. Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 1,663,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 26, 2003, and 409,000 shares of the Company’s common stock were issued to Redwood’s distributees on June 12, 2003.

Note 7 – Patent Litigation Settlement:

In November 1998, the Company filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by the Company relating to heartworm diagnostic technology. In March 2003, the Company and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $250,000 in April 2003, will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and will receive royalty payments on future sales of licensed canine heartworm diagnostic products. As a result, the Company has recorded a one-time credit to operating expenses totaling $515,000 during the three months ended March 31, 2003.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic net income (loss) used:
Income (loss) from continuing operations	$224,000	$287,000	$1,623,000	$(2,750,000)
Less cumulative preferred stock dividends	(53,000)	(53,000)	(105,000)	(90,000)

Income (loss) from continuing operations used in computing basic income (loss) from continuing operations per share	171,000	234,000	1,518,000	(2,840,000)
Discontinued operations, net of tax		(5,000)		(71,000)
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss) used in computing basic net income (loss) per share	$171,000	$229,000	$1,518,000	$(10,560,000)

Diluted net income (loss) used:
Income (loss) used in computing basic income (loss) from continuing operations	$171,000	$234,000	$1,518,000	$(2,840,000)
Add cumulative preferred stock dividends	53,000		105,000

Income (loss) used in computing diluted income (loss) from continuing operations	224,000	234,000	1,623,000	(2,840,000)
Discontinued operations, net of tax		(5,000)		(71,000)
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss) used in computing diluted net income (loss) per share	$224,000	$229,000	$1,623,000	$(10,560,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	19,821,000	13,738,000	19,198,000	12,362,000
Weighted average options and warrants to purchase common stock as determined by the treasury method	665,000		500,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method	21,797,000	341,000	21,797,000

Shares used in computing diluted income (loss) per share	42,283,000	14,079,000	41,495,000	12,362,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method totalling 344,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the six months ended June 30, 2002 as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

$2.00 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002, as their exercise price is higher than the weighted average market price for those periods. In addition, the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the six months ended June 30, 2002.

Note 9 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$4,456,000	$5,649,000	$10,347,000	$11,919,000
Instruments	318,000	255,000	575,000	440,000
Other revenues	97,000	77,000	99,000	155,000

	$4,871,000	$5,981,000	$11,021,000	$12,514,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$2,991,000	$4,371,000	$6,914,000	$8,789,000
France	500,000	428,000	1,088,000	1,079,000
Other foreign countries	1,380,000	1,182,000	3,019,000	2,646,000

	$4,871,000	$5,981,000	$11,021,000	$12,514,000

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Long-lived assets:
United States	$3,385,000	$3,401,000
France	2,460,000	2,600,000

	$5,845,000	$6,001,000

There were no sales to any one customer that totaled 10% or more of total revenues during the three and six months ended June 30, 2003. The Company had sales to one customer that totalled 12% and 10% of total revenues for the three and six months ended June 30, 2002, respectively.

SYNBIOTICS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Income Taxes:

The Company’s provision for income taxes for the six months ended June 30, 2003, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s utilization of certain Federal net operating loss carryforwards and certain state general business tax credit carryforwards, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 11 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of June 30, 2003 and 2002:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003		2002	2003	2002
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Net income (loss):
As reported		$224,000	$282,000	$1,623,000	$(10,470,000)

Pro forma		$191,000	$228,000	$1,557,000	$(10,577,000)

Basic net income (loss) per share:
As reported		$0.01	$0.02	$0.08	$(0.86)

Pro forma		$0.01	$0.02	$0.08	$(0.87)

Diluted net income (loss) per share:
As reported		$0.01	$0.02	$0.04	$(0.86)

Pro forma	$		$0.02	$0.04	$(0.87)

Stock-based employee compensation:
As reported	$		$	$	$

Pro forma		$33,000	$54,000	$66,000	$107,000

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

Results of Operations

Our net sales for the second quarter 2003 decreased by $1,130,000 or 19% from the second quarter of 2002. The decrease reflects a decrease in our diagnostic product sales of $1,193,000, offset by an increase in our instrument product sales of $63,000. Our net sales for the six months ended June 30, 2003 decreased by $1,437,000 or 12% from the six months ended June 30, 2002. The decrease reflects a decrease in our diagnostic product sales of $1,572,000 offset by an increase in our instrument product sales of $135,000. Sales of our diagnostic products decreased due to the termination of our supply agreement under which Agen Biomedical, Ltd. (“Agen”) supplied us with certain of our Witness® diagnostic products, as discussed below, and decreases in sales of our poultry diagnostic products, particularly in Europe and the Middle East resulting from uncertainties surrounding the war in Iraq. Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument, and the resulting sales of the related consumables.

In April 2003, we were notified by Agen that Agen was terminating its supply agreement with us due to late payment of invoices for test kits. Agen manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus. These Witness® products represented $1,167,000 and $2,745,000 of our net sales during the three months ended June 30, 2003 and 2002, respectively, $3,448,000 and $5,365,000 of our net sales during the six months ended June 30, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002. We have notified Agen that Agen did not have the right to terminate the Agreement, and that it acted wrongfully in terminating the Agreement Also, we have paid all of Agen’s invoices for test kits.

We have identified an alternate source of supply of the same Witness® products previously manufactured by Agen, and we anticipate having these products available for sale later in 2003. We also believe that in addition to the material impact in the second quarter of 2003, our results of operations will be materially adversely affected for at least the remainder of 2003; and our results of operations and financial condition could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

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

Our cost of sales as a percentage of our net sales was 49% during the second quarter of 2003 and 2002, and was 49% and 46% during the six months ended June 30, 2003 and 2002, respectively. Our gross margins were negatively impacted during the three and six months ended June 30, 2003 by the decrease in our sales, promotional programs in the first half of 2003 involving free goods, an increase in foreign currency exchange rates in the first half of 2003 compared to the first half of 2002, and the fact that a significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm and feline leukemia diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous manufacturer of certain of our Witness® products, has ceased to supply us with those products. We have identified an alternate contract manufacturer of the same Witness® products previously manufactured by Agen, and we believe that the cost of these products will be lower than the cost of those manufactured by Agen.

Our research and development expenses decreased by $38,000 or 12% during the second quarter of 2003 as compared to the second quarter of 2002, and decreased by $133,000 or 19% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decreases are a result of a cost reduction program that was implemented at the end of the third quarter of 2002. Our research and development expenses as a percentage of our net sales were 6% during the second quarter of 2003 and 2002, and were 5% and 6% during the six months ended June 30, 2003 and 2002, respectively.

Our selling and marketing expenses decreased by $119,000 or 11% during the second quarter of 2003 as compared to the second quarter of 2002, and decreased by $302,000 or 13% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decreases are a result of a cost reduction program, including reductions in headcount, that were implemented at the end of the third quarter of 2002. Our selling and marketing expenses as a percentage of our net sales were 21% and 19% during the second quarter of 2003 and 2002, respectively, and were 19% during the six months ended June 30, 2003 and 2002.

Our general and administrative expenses during the second quarter of 2003 decreased by $200,000 or 18% as compared to the second quarter of 2002 and decreased by $4,141,000 or 71% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease is primarily due to a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002, and favorable effects of foreign currency exchange rates on our intercompany balances. In addition, the decrease during the six months ended June 30, 2003 was also attributable to the non-recurrence of $3,682,000 of retention bonuses that became payable in the first quarter of 2002. Our general and administrative expenses as a percentage of our net sales were 19% during the second quarter of 2003 and 2002, and were 16% and 47% during the six months ended June 30, 2003 and 2002, respectively. Excluding the first quarter 2002 bonus expense our general and administrative expenses would have been $2,174,000 or 18% of our net sales during the six months ended June 30, 2002.

In November 1998, we filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by us relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April, 2003, we will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and we will receive royalty payments on sales of licensed canine heartworm diagnostic products beginning April 2003. As a result, we recorded a one-time credit to operating expenses totalling $515,000 during the first quarter of 2003.

We have received information that Agen intends to market a canine heartworm in-clinic diagnostic test in the United States that infringes our heartworm patent. If Agen does, we will sue Agen, which would result in us incurring litigation expenses.

Our net interest expense decreased by $52,000 or 27% during the second quarter of 2003 as compared to the second quarter of 2002, and decreased by $84,000 or 23% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decreases are due to decreases in the prime rate, and to decreases in the outstanding principal balances of our bank debt.

We recognized a provision for income taxes of $13,000 during the six months ended June 30, 2003 as compared to a provision for income taxes of $285,000 during the six months end June 30, 2002. The change is primarily due to the treatment of the retention bonuses as permanent differences between income for financial reporting purposes and tax reporting purposes in 2002. We are limited in the utilization of certain of our Federal and state net operating loss carryforwards. As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized. In addition, California has placed a moratorium on the utilization of net operating loss carryforwards for 2003.

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

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of June 30, 2003 (amounts are in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$5,203	$750	$4,453
Operating leases	5,172	435	810	$829	$668	$426	$2,004
Other long-term obligations	2,500			1,000	1,500

We believe that our present capital is insufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months, given that our bank loan has a $4,328,000 balloon payment which is due on January 25, 2004, which is within that twelve-month period. Aside from the bank loan balloon payment, we believe our present working capital resources would be sufficient for our operations for at least the next twelve months. We currently expect that we will be able to extend or refinance the bank loan.

As previously mentioned, Agen, who manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, has ceased to supply us with these products. These Witness® products represented $1,167,000 and $2,745,000 of our net sales during the three months ended June 30, 2003 and 2002, respectively, $3,448,000 and $5,365,000 of our net sales during the six months ended June 30, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002.

We have identified an alternate source of supply of the products, and we anticipate having these products available for sale later in 2003. In addition to the material adverse impact on our sales during the second quarter of 2003, we believe that our sales will be materially adversely affected for at least the third quarter of 2003; and our results of operations and financial condition could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We will need additional capital in the future

We will not be able to repay the $4,328,000 balloon payment on our bank loan when it comes due in January 2004, and we will have to restructure the note with Comerica or refinance it with another lending source. However, we may also need to raise additional funds if our estimates of revenues (as a result of, for example, delay in our schedule for introducing our alternate-source in-clinic diagnostic products), working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

If we are unable to successfully reintroduce to the market the Witness® products which were previously manufactured by Agen, it could also hinder our ability to restructure or refinance our bank loan, or obtain any other necessary additional capital.

We may be unable to successfully reintroduce our key Witness® products

Agen was the supplier of certain of our Witness® in-clinic diagnostic products, representing 38% of our 2002 net sales. Agen ceased supplying these products in April 2003, and we will not be able to reintroduce the Witness® products (now supplied by another contract manufacturer) until later in 2003. In addition to the risks that the alternate-source products will be delayed, will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

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

Our canine heartworm diagnostic products constituted 33% of our sales for the six months ended June 30, 2003. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected since 1999 by a heartworm product from Heska. Agen has publicly announced that it intends to enter this market too (with, we believe, a product which would infringe our heartworm patent).

As previously mentioned, as a result of Agen ceasing to supply us with Witness® products we believe that our sales will continue to be materially adversely affected for at least the third quarter of 2003, and could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe. The Witness® products previously manufactured by Agen represented 38% of our net sales for the year ending December 31, 2002. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2002 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $44,808,000 at June 30, 2003. We may not achieve annual profitability again and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm and feline leukemia diagnostic products and our SCA 2000™ instrument products. We also expect that some of our anticipated new products will be manufactured by third parties, including our alternate-source in-clinic diagnostic products. In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

•	the potential for a decision by the manufacturer to cease supplying us and/or to make and market competing products;

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	increases in prices and the potential misappropriation of our intellectual property; and

•	limited negotiating leverage in the event of disputes with the third-party manufacturers.

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

As mentioned above, Agen, the previous manufacturer of certain of our Witness® in-clinic products, has ceased to supply us with those products, and is contemplating entering the market with competing products.

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

We have received information that Agen intends to market a canine heartworm in-clinic diagnostic test in the United States that infringes our heartworm patent. If Agen does, we will sue Agen, which would result in us incurring litigation expenses.

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

Interest Rate Risk

The fair value of our debt at June 30, 2003 was approximately $5,203,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, higher interest rates would make it more difficult for us to successfully restructure or refinance our bank debt, which has a balloon payment of $4,328,000 due in January 2004.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For the three and six months ended June 30, 2003 34% of our net sales were net sales of SBIO-E.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Agen Biomedical Ltd. v. Synbiotics Corporation – San Diego County Superior Court

On April 23, 2003, Agen Biomedical Ltd. filed a lawsuit against us claiming $779,000 in damages for breach of contract related to late payment of invoices, and seeking certain forms of provisional relief. On April 29, 2003 the Court granted a temporary protective order in Agen’s favor that required us to reserve $235,000 of our cash, except for certain specified uses of funds, for this temporary protective order. On May 16, 2003 we paid all amounts owed to Agen, and the temporary protective order was removed. The lawsuit was dismissed in July 2003.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $53,000 existed on our Series C preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On June 12, 2003, we declared a dividend on the Series C preferred stock totalling $53,000, for dividends accrued and payable as of April 30, 2003. Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of our common stock in lieu of the cash dividends. As a result, 409,000 shares of our common stock were issued to Redwood’s distributees on June 12, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
10.11.2†	General Release and Settlement Agreement by and between Robert Buchanan and the Registrant, dated May 6, 2003.
10.94†	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.
10.95#	Contract Development and Manufacturing Agreement, dated June 16, 2003.
31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

†  Management contract or compensatory plan or arrangement.

#  Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

On April 23, 2003, we filed a Form 8-K announcing that on April 22, 2003, we issued a press release responding to an article entitled “Veterinarians Versus SARS”, which appeared on the Forbes.com web site on April 10, 2003. We also announced that on April 9, 2003, we were notified by Agen Biomedical, Ltd. (“Agen”) that Agen was terminating its supply agreement with us due to our alleged breach of contract.

On May 13, 2003, we filed a Form 8-K announcing that B. Kent Luther had been appointed our Vice President of Sales and Marketing, effective May 12, 2003. Mr. Luther replaced Robert Buchanan, who resigned as our Vice President of Sales and Marketing effective April 30, 2003. We also disclosed that on May 6, 2003, we issued a press release disclosing our results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: August 14, 2003	/s/ KEITH A. BUTLER
Keith A. Butler Vice President – Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

Exhibit Index

Exhibit	Exhibit
10.11.2 †	General Release and Settlement Agreement by and between Robert Buchanan and the Registrant, dated May 6, 2003.

10.94 †	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.

10.95 #	Contract Development and Manufacturing Agreement, dated June 16, 2003.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

†   Management contract or compensatory plan or arrangement.

#   Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.