Form 10-Q
period 2003-09-30
SYNBIOTICS CORP
filed 2003-11-10
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, there were 20,024,944 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$845,000	$869,000
Accounts receivable	2,385,000	2,455,000
Inventories	5,119,000	5,438,000
Other current assets	1,160,000	673,000

	9,509,000	9,435,000
Property and equipment, net	1,306,000	1,409,000
Goodwill	1,397,000	1,397,000
Intangibles, net	2,363,000	2,737,000
Other assets	545,000	458,000

	$15,120,000	$15,436,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$3,614,000	$4,919,000
Current portion of long-term debt	4,969,000	1,475,000

	8,583,000	6,394,000

Long-term debt		4,516,000
Other liabilities	2,088,000	1,962,000

	2,088,000	6,478,000

Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 20,025,000 and 17,954,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	46,316,000	46,050,000
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at September 30, 2003 and December 31, 2002), 4,000 shares authorized, 2,800 shares issued and outstanding at September 30, 2003 and December 31, 2002	2,604,000	2,604,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(534,000)	(958,000)
Accumulated deficit	(44,972,000)	(46,167,000)

Total shareholders’ equity	4,449,000	2,564,000

	$15,120,000	$15,436,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Net sales	$4,056,000	$4,408,000	$14,978,000	$16,767,000
License fees		75,000		225,000
Royalties	113,000	1,000	212,000	6,000

	4,169,000	4,484,000	15,190,000	16,998,000

Operating expenses:
Cost of sales	1,994,000	2,123,000	7,297,000	7,775,000
Research and development	321,000	354,000	877,000	1,044,000
Selling and marketing	982,000	1,009,000	3,034,000	3,433,000
General and administrative	928,000	1,556,000	2,643,000	7,412,000
Patent litigation settlement			(515,000)

	4,225,000	5,042,000	13,336,000	19,664,000

Income (loss) from operations	(56,000)	(558,000)	1,854,000	(2,666,000)

Other income (expense):
Interest, net	(115,000)	(165,000)	(389,000)	(522,000)

Income (loss) before income taxes	(171,000)	(723,000)	1,465,000	(3,188,000)
Provision for (benefit from) income taxes	(7,000)	(116,000)	6,000	171,000

Income (loss) from continuing operations	(164,000)	(607,000)	1,459,000	(3,359,000)
Discontinued operations, net of tax		314,000		242,000

Income (loss) before cumulative effect of a change in accounting principle	(164,000)	(293,000)	1,459,000	(3,117,000)
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss)	(164,000)	(293,000)	1,459,000	(10,766,000)
Translation adjustment	35,000	(96,000)	424,000	211,000

Comprehensive income (loss)	$(129,000)	$(389,000)	$1,883,000	$(10,555,000)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$0.07	$(0.25)
Discontinued operations, net of tax		0.01		0.01
Cumulative effect of a change in accounting principle, net of tax				(0.56)

Net income (loss)	$(0.01)	$(0.02)	$0.07	$(0.80)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$0.03	$(0.25)
Discontinued operations, net of tax		0.01		0.01
Cumulative effect of a change in accounting principle, net of tax				(0.56)

Net income (loss)	$(0.01)	$(0.02)	$0.03	$(0.80)

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,459,000	$(10,766,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	829,000	770,000
Receivable from patent litigation settlement	(265,000)
Retention bonus payable in common stock		2,641,000
Legal settlement payable in common stock		15,000
Note receivable for discontinued operations		(500,000)
Cumulative effect of a change in accounting principle		7,756,000
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	227,000	824,000
Inventories	488,000	(765,000)
Other assets	(108,000)	(221,000)
Accounts payable and accrued expenses	(1,613,000)	(1,064,000)
Deferred revenue		(225,000)
Other liabilities	121,000	112,000

Net cash provided by (used for) operating activities	1,138,000	(1,423,000)

Cash flows from investing activities:
Acquisition of property and equipment	(190,000)	(29,000)

Net cash used for investing activities	(190,000)	(29,000)

Cash flows from financing activities:
Payments of long-term debt	(1,021,000)	(910,000)
Proceeds from issuance of mandatorily redeemable preferred stock, net		2,604,000

Net cash (used for) provided by financing activities	(1,021,000)	1,694,000

Net increase in cash and equivalents	(73,000)	242,000
Effect of exchange rates on cash	49,000	43,000
Cash and equivalents – beginning of period	869,000	1,039,000

Cash and equivalents – end of period	$845,000	$1,324,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and nine months ended September 30, 2003 and 2002 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $14,401,000 during the year ended December 31, 2002, and had an accumulated deficit of $44,972,000 as of September 30, 2003.

As of September 30, 2003, the Company had an outstanding principal balance under its bank debt totaling $4,969,000, of which $180,000 will be paid in monthly installments through January 1, 2004 and the remaining $4,789,000 is due and payable on January 25, 2004. The Company believes that its cash flow from operations will be insufficient to meet its January 25, 2004 obligation; and that the Company will have to restructure or refinance the bank debt, or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the near term. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will be able to restructure or refinance the bank debt, and has begun the restructuring process. However, no assurance can be given that the Company will be successful in this effort.

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

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has restated prior amounts related to the disposed operations. A reconciliation of the restated amounts for the three and nine months ended September 30, 2002 is as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Amounts previously reported in:
Net sales	$57,000	$197,000
Cost of sales	(78,000)	(212,000)
Provision for (benefit from) income taxes	(5,000)	(4,000)
Discontinued operations, net of tax	340,000	261,000

Discontinued operations, net of tax	$314,000	$242,000

Note 4 – Inventories:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Raw materials	$2,794,000	$2,621,000
Work in process	495,000	415,000
Finished goods	1,830,000	2,402,000

	$5,119,000	$5,438,000

Note 5 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 10). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2001	$12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002 and September 30, 2003	$1,397,000

Other intangible assets were as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$4,793,000	$2,618,000	$4,404,000	$1,903,000
Licenses	618,000	430,000	618,000	382,000

	$5,411,000	$3,048,000	$5,022,000	$2,285,000

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

$1,979,000

Note 6 – Note Payable:

On September 4, 2003, the Company entered into a Letter Agreement with Comerica Bank – California, effective August 1, 2003, reducing the Company’s monthly principal payments from $125,000 to $45,000 from August 1, 2003 through January 1, 2004.

Note 7 – Preferred Stock Dividends:

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

As of September 30, 2003, a cumulative dividend arrearage of $53,000 existed on the Company’s Series C preferred stock.

Note 8 – Patent Litigation Settlement:

In November 1998, the Company filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by the Company relating to heartworm diagnostic technology. In March 2003, the Company and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $250,000 in April 2003, will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and is receiving royalty payments on sales of licensed canine heartworm diagnostic products beginning April 2003.. As a result, the Company has recorded a one-time credit to operating expenses totaling $515,000 during the three months ended March 31, 2003.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic net income (loss) used:
Income (loss) from continuing operations	$(164,000)	$(607,000)	$1,459,000	$(3,359,000)
Less cumulative preferred stock dividends	(53,000)	(53,000)	(158,000)	(143,000)

Income (loss) from continuing operations used in computing basic income (loss) from continuing operations per share	(217,000)	(660,000)	1,301,000	(3,502,000)
Discontinued operations, net of tax		314,000		242,000
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss) used in computing basic net income (loss) per share	$(217,000)	$(346,000)	$1,301,000	$(10,909,000)

Diluted net income (loss) used:
Income (loss) used in computing basic income (loss) from continuing operations per share	$(217,000)	$(660,000)	$1,301,000	$(3,502,000)
Add cumulative preferred stock dividends			158,000

Income (loss) used in computing diluted income (loss) from continuing operations per share	(217,000)	(660,000)	1,459,000	(3,502,000)
Discontinued operations, net of tax		314,000		242,000
Cumulative effect of a change in accounting principle, net of tax				(7,649,000)

Net income (loss) used in computing diluted net income (loss) per share	$(217,000)	$(346,000)	$1,459,000	$(10,909,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	20,025,000	17,909,000	19,406,000	13,760,000
Weighted average options and warrants to purchase common stock as determined by the treasury method			595,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method			21,797,000

Shares used in computing diluted income (loss) per share	20,025,000	17,909,000	41,798,000	13,760,000

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method, and shares issuable upon conversion of preferred stock, as determined by the if-converted method, totalling 22,577,000, 22,136,000, and 22,140,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2002 as their effect is anti-dilutive. In addition, warrants to purchase 250,000 shares of common stock at $2.00 per share have been excluded from the shares used in computing diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002, as their exercise price is higher than the weighted average market price for those periods. In addition, the effect of the warrants to purchase 250,000 shares of common stock at $2.00 per share was anti-dilutive for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2002.

Note 10 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Diagnostics	$3,654,000	$4,152,000	$14,001,000	$16,071,000
Instruments	402,000	256,000	977,000	696,000
Other revenues	113,000	76,000	212,000	231,000

	$4,169,000	$4,484,000	$15,190,000	$16,998,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
United States	$2,264,000	$2,822,000	$9,269,000	$11,584,000
France	477,000	322,000	1,461,000	1,201,000
Other foreign countries	1,428,000	1,340,000	4,460,000	4,213,000

	$4,169,000	$4,484,000	$15,190,000	$16,998,000

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)

Long-lived assets:
United States	$3,246,000	$3,401,000
France	2,365,000	2,600,000

	$5,611,000	$6,001,000

There were no sales to any one customer that totaled 10% or more of total revenues during the three and nine months ended September 30, 2003 and 2002.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 – Income Taxes:

The Company’s provision for income taxes for the nine months ended September 30, 2003, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s utilization of certain Federal net operating loss carryforwards and certain state general business tax credit carryforwards, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 12 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss):
As reported	$(164,000)	$(293,000)	$1,459,000	$(10,766,000)

Pro forma	$(197,000)	$(347,000)	$1,360,000	$(10,927,000)

Basic net income (loss) per share:
As reported	$(0.01)	$(0.02)	$0.07	$(0.80)

Pro forma	$(0.01)	$(0.02)	$0.07	$(0.80)

Diluted net income (loss) per share:
As reported	$(0.01)	$(0.02)	$0.03	$(0.80)

Pro forma	$(0.01)	$(0.02)	$0.03	$(0.80)
Stock-based employee compensation:
As reported	$	$	$	$

Pro forma	$33,000	$54,000	$99,000	$161,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our net sales for the third quarter 2003 decreased by $352,000 or 8% from the third quarter of 2002. The decrease reflects a decrease in our diagnostic product sales of $498,000, offset by an increase in our instrument product sales of $146,000. Our net sales for the nine months ended September 30, 2003 decreased by $1,789,000 or 11% from the nine months ended September 30, 2002. The decrease reflects a decrease in our diagnostic product sales of $2,070,000 offset by an increase in our instrument product sales of $281,000. Sales of our diagnostic products decreased due to the termination of our supply agreement under which Agen Biomedical, Ltd. (“Agen”) supplied us with certain of our Witness® diagnostic products, as discussed below. The decrease in sales of our Witness® diagnostic products was offset in the third quarter of 2003 by increased sales of tuberculin diagnostic products to the USDA, and increased sales of poultry diagnostic products in Europe and the Middle East. Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument, and the resulting sales of the related consumables.

In April 2003, we were notified by Agen that Agen was terminating its supply agreement with us due to late payment of invoices for test kits. Agen manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus. These Witness® products represented $475,000 and $1,339,000 of our net sales during the three months ended September 30, 2003 and 2002, respectively, $3,924,000 and $6,704,000 of our net sales during the nine months ended September 30, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002. We have notified Agen that Agen did not have the right to terminate the Agreement, and that it acted wrongfully in terminating the Agreement.

We have identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We are in the process of licensing the alternate-source Witness® canine heartworm product with the USDA, and we anticipate having this product available for sale later in 2003. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale in the first quarter of 2004. In addition to the material impact during the three and nine months ended September 30, 2003, we also believe that our results of operations will be materially adversely affected for at least the remainder of 2003; and our results of operations and financial condition could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

In September 2003, Agen filed a lawsuit against us, in the U.S. District Court for the Northern District of California, asking for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology, and also asking for a declaratory judgment that Claim 5 of our U.S. Patent No. 4,789,631 is invalid. We filed a motion with the Court to transfer the lawsuit to the U.S. District Court for the Southern District of California. A hearing was held on November 7, 2003, and the Court granted our motion.

Agen is attempting to introduce into the U.S. market a canine heartworm diagnostic product which is essentially identical to our Witness® canine heartworm diagnostic test kit, including our patented biological components. In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking unspecified damages, we are asking for a temporary restraining order and a preliminary injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. We are awaiting Agen’s response to the lawsuit.

Should Agen prevail in either of these lawsuits, our future sales of canine heartworm diagnostics products in general, and especially our Witness® canine heartworm diagnostic product, may be materially adversely affected due to market competition from Agen’s product.

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

Our cost of sales as a percentage of our net sales was 49% and 48% during the third quarter of 2003 and 2002, respectively, and was 49% and 46% during the nine months ended September 30, 2003 and 2002, respectively. Our gross margins were negatively impacted during the three and nine months ended September 30, 2003 by the decrease in our sales, promotional programs in 2003 involving free goods, an increase in foreign currency exchange rates in 2003 compared to 2002, and the fact that a significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm and feline leukemia diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous manufacturer of certain of our Witness® products, has ceased to supply us with those products. We have identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen, and we believe that the cost of these products will be lower than the cost of those manufactured for us by Agen.

Our research and development expenses decreased by $33,000 or 9% during the third quarter of 2003 as compared to the third quarter of 2002, and decreased by $167,000 or 16% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decreases are a result of a cost reduction program that was implemented at the end of the third quarter of 2002. Our research and development expenses as a percentage of our net sales were 8% during the third quarter of 2003 and 2002, and were 6% during the nine months ended September 30, 2003 and 2002.

Our selling and marketing expenses decreased by $27,000 or 3% during the third quarter of 2003 as compared to the third quarter of 2002, and decreased by $399,000 or 12% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decreases are a result of a cost reduction program, including reductions in headcount, that were implemented at the end of the third quarter of 2002. Our selling and marketing expenses as a percentage of our net sales were 24% and 23% during the third quarter of 2003 and 2002, respectively, and were 20% during the nine months ended September 30, 2003 and 2002.

Our general and administrative expenses during the third quarter of 2003 decreased by $628,000 or 40% as compared to the third quarter of 2002, and decreased by $4,769,000 or 64% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease is primarily due to a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002, and favorable effects of foreign currency exchange rates on our intercompany balances. In addition, the decrease during the nine months ended September 30, 2003 was also attributable to the non-recurrence of $3,682,000 of retention bonuses that became payable in the first quarter of 2002. Our general and administrative expenses as a percentage of our net sales were 23% and 35% during the third quarter of 2003 and 2002, respectively, and were 18% and 44% during the nine months ended September 30, 2003 and 2002, respectively. Excluding the first quarter 2002 bonus expense our general and administrative expenses would have been $3,730,000 or 22% of our net sales during the nine months ended September 30, 2002.

As previously mentioned, we are currently involved in patent litigation with Agen. As a result, we will be incurring litigation expenses.

In November 1998, we filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed our U.S. Patent No. 4,789,631 relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April, 2003, we will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and we receive royalty payments on sales of licensed canine heartworm diagnostic products beginning April 2003. As a result, we recorded a one-time credit to operating expenses totalling $515,000 during the first quarter of 2003.

Our net interest expense decreased by $50,000 or 30% during the third quarter of 2003 as compared to the third quarter of 2002, and decreased by $133,000 or 25% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decreases are due to decreases in the prime rate, and to decreases in the outstanding principal balances of our bank debt. In September 2003, we entered into a letter agreement with Comerica Bank – California whereby, effective August 1, 2003, our monthly principal payments were reduced from $125,000 per month to $45,000 per month from August 1, 2003 through January 1, 2004.

We recognized a provision for income taxes of $6,000 during the nine months ended September 30, 2003 as compared to a provision for income taxes of $171,000 during the nine months end September 30, 2002. The change is primarily due to the treatment of the retention bonuses as permanent differences between income for financial reporting purposes and tax reporting purposes in 2002. We are limited in the utilization of certain of our Federal and state net operating loss carryforwards. As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized. In addition, California has placed a moratorium on the utilization of net operating loss carryforwards for 2003.

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

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of September 30, 2003 (amounts are in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$4,969	$135	$4,834
Operating leases	4,936	199	810	$829	$668	$426	$2,004
Other long-term obligations	2,500			1,000	1,500

We believe that our present capital is insufficient to meet our working capital needs and meet our contractual obligations for at least the next twelve months, given that our bank loan has a $4,789,000 balloon payment which is due on January 25, 2004, which is within that twelve-month period. Aside from the bank loan balloon payment, we believe our present working capital resources would be sufficient for our operations for at least the next twelve months. We currently expect that we will be able to extend or refinance the bank loan, and it is absolutely essential to us that we do so. However, our bank has given us no indication that it will extend or refinance the loan.

As previously mentioned, Agen, who manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, has ceased to supply us with these products. These Witness® products represented $475,000 and $1,339,000 of our net sales during the three months ended September 30, 2003 and 2002, respectively, $3,924,000 and $6,704,000 of our net sales during the nine months ended September 30, 2003 and 2002, respectively, and $8,069,000 of our net sales during the year ended December 31, 2002. We have notified Agen that Agen did not have the right to terminate the Agreement, and that it acted wrongfully in terminating the Agreement.

We have identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We are in the process of licensing the alternate-source Witness® canine heartworm product with the USDA, and we anticipate having this product available for sale later in 2003. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale in the first quarter of 2004. In addition to the material impact during the three and nine months ended September 30, 2003, we also believe that our results of operations will be materially adversely affected for at least the remainder of 2003; and our results of operations and financial condition, and our ability to extend or refinance the bank loan, could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

In addition to the necessity of extending or refinancing our bank loan due in January 2004, we may need additional capital in the future

We will not be able to repay the $4,789,000 balloon payment on our bank loan when it comes due in January 2004, and we will have to restructure the note with Comerica or refinance it with another lending source. Comerica has given us no indication that it will extend or refinance the existing loan. We may also need to raise additional funds if our estimates of revenues (as a result of, for example, delay in our schedule for introducing our alternate-source in-clinic diagnostic products), working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

We may be unable to successfully reintroduce our key Witness® products

Agen was the supplier of certain of our Witness® in-clinic diagnostic products, representing 38% of our 2002 net sales. Agen ceased supplying these products in April 2003. We are in the process of licensing the alternate-source Witness® canine heartworm product with the USDA (now to be supplied by another contract manufacturer), and we anticipate having this product available for sale later in 2003. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale in the first quarter of 2004. In addition to the risks that the alternate-source products will be delayed, will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established, and we are facing unfair competition from Agen in this market

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, and Heska Corporation. These companies have greater financial, manufacturing, marketing, and research resources than we do. IDEXX Laboratories’ combination in-clinic diagnostic test has gained some market share from our in-clinic canine heartworm diagnostic tests. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. Agen has announced that it is actively seeking to supply veterinary diagnostic products to the U.S. market through alternative distribution partners. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 28% of our sales for the nine months ended September 30, 2003. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected since 1999 by a heartworm product from Heska. Agen has publicly announced that it intends to enter this market too (with, we believe, a product which would infringe our heartworm patent). Additional competition from Agen in this key market with this product would seriously damage us. It is essential the we prevail in our patent litigation to remove this infringing product from the U.S. market.

As previously mentioned, as a result of Agen ceasing to supply us with Witness® products we believe that our sales will continue to be materially adversely affected for the remainder of 2003, and could be materially adversely affected beyond that period if we are unable to successfully reintroduce the alternate-source products into the market in the anticipated timeframe. The Witness® products previously manufactured by Agen represented 38% of our net sales for the year ending December 31, 2002. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

We did not achieve profitability for the years ended December 31, 2002 and 2000, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $44,972,000 at September 30, 2003. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

•	the potential for a decision by the manufacturer to cease supplying us and/or to make and market competing products;

•	reduced control over delivery schedules;

•	quality assurance;

•	manufacturing yields and costs;

•	whether the manufacturer maintains financial and operational stability;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	increases in prices and the potential misappropriation of our intellectual property; and

•	limited negotiating leverage in the event of disputes with the third-party manufacturers.

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

As mentioned above, Agen, the previous manufacturer of certain of our Witness® in-clinic products, has ceased to supply us with those products, and is trying to enter the market with competing products.

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

In September 2003, Agen filed a lawsuit against us, in the U.S. District Court for the Northern District of California, asking for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology, and also asking for a declaratory judgment that Claim 5 of our U.S. Patent No. 4,789,631 is invalid. We filed a motion with the Court to transfer the lawsuit to the U.S. District Court for the Southern District of California. A hearing was held on November 7, 2003, and the Court granted our motion.

In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking unspecified damages, we are asking for a temporary restraining order and a preliminary injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. We are awaiting Agen’s response to the lawsuit.

Should Agen prevail in either of these lawsuits, our future sales of canine heartworm diagnostics products in general, and especially our Witness® canine heartworm diagnostic product, may be materially adversely affected due to market competition from Agen’s product. Additionally, we will be incurring litigation expenses.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Our market risk consists primarily of the potential for changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The fair value of our debt at September 30, 2003 was approximately $4,969,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, higher interest rates would make it more difficult for us to achieve our crucial goal of successfully restructuring or refinancing our bank debt, which has a balloon payment of $4,789,000 due in January 2004.

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

dollar for consolidation. For the three and nine months ended September 30, 2003, 45% and 37%, respectively, of our net sales were net sales of SBIO-E.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Agen Biomedical Limited. v. Synbiotics Corporation – United States District Court for the Northern District of California

On September 2, 2003, Agen Biomedical Limited filed a lawsuit against us seeking two specific forms of declaratory relief. First, Agen has asked the Court for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. Agen has also asked the Court for a declaratory judgment that Claim 5 of our U.S. Patent No. 4,789,631 is invalid. We filed a motion with the Court to transfer the lawsuit to the United States District Court for the Southern District of California. A hearing was held on November 7, 2003, and the Court granted our motion.

Synbiotics Corporation v. Agen Biomedical Limited – United States District Court for the Southern District of California

On September 3, 2003, we filed a patent infringement lawsuit against Agen Biomedical Limited claiming that Agen has infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking unspecified damages, we have asked the Court for a declaratory judgment that Agen has willfully infringed Claim 5 of our U.S. Patent No. 4,789,631. We have also asked the Court for a temporary restraining order and a preliminary injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. We are awaiting Agen’s response to the lawsuit.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $105,000 existed on our Series C preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
4.4.5	Letter Agreement between Comerica Bank – California and the Registrant, dated September 4, 2003.
31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: November 10, 2003	/s/ Keith A. Butler

Keith A. Butler Vice President – Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

Exhibit Index

Exhibit	Exhibit

4.4.5	Letter Agreement between Comerica Bank – California and the Registrant, dated September 4, 2003.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.