Form 10-K
period 2003-12-31
SYNBIOTICS CORP
filed 2004-05-28
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2,913,000 based on the closing sale price as reported by the NASD over-the-counter bulletin board. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2004, there were 20,378,479 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I

Item 1.    Business

General

Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are a major provider of diagnostic products to the animal health market. Our product portfolio consists of 96 diagnostic test kits and detection devices. Many of our products hold strong positions in their specific markets. In recent years we have been moving to refocus our business on our core diagnostics products.

In 2002, we sold our instrument manufacturing operations, which were located in Rome, New York, and we disposed of our PennHIP® business, which was located in Malvern, Pennsylvania.

In 2001, we ended our participation in the veterinary vaccines business.

In 2000, we acquired our poultry diagnostic products business, and we disposed of W3COMMERCE, an Internet marketing services subsidiary.

Market and Product Overview

We sell our products globally to veterinary practices, laboratories and poultry producers. We believe that our current and intended future products will offer veterinarians and other professionals an opportunity to improve the quality and expand the scope of animal health care services.

Our most commercially successful products are our canine heartworm diagnostics (representing 24% of our net sales in 2003, and 36%, of our net sales in 2002 and 2001). We estimate that we have approximately a 15% share of the estimated $30 million U.S. canine heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

Marketing

We sell our products in the United States, Canada, Europe, Africa, Oceania, Asia and Latin America. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. We also sell directly to laboratories and other centralized facilities. Outside the United States, we sell our small-animal products through distributors, and our food animal products directly to laboratories. We maintain a marketing and sales force, which trains distributor representatives, responds to technical inquiries, promotes products directly to veterinarians, laboratories and poultry producers.

Manufacturing

We manufacture most of our products at our facilities located in San Diego, California and Lyon, France. However, we rely on outside manufacturers for our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products, and our SCA 2000™ instrument products. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products.

Until early 2003, we relied on Agen Biomedical Limited as the contract manufacturer of our key Witness® products. After Agen terminated the supply agreement, we identified a replacement, U.S.-based contract manufacturer and began the re-introduction of these Witness® products to the market in January 2004.

Patents and Trade Secrets

We believe that our proprietary technology is an important competitive factor in our business, and that protection of our intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, we generally seek, and will continue to seek, to protect our interests by treating our particular variations in the production of monoclonal antibodies as trade secrets. We also pursue, and intend to continue to aggressively pursue, protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, we have been granted 8 U.S. patents. In fact, we are currently involved in patent litigation with Agen to enforce our heartworm detection patent; in 2002 we successfully settled litigation with Heska Corporation pertaining to our heartworm detection patent.

Government Regulation

Most diagnostic test kits for animal health applications marketed in the U.S. require approval by the United States Department of Agriculture (“USDA”). Certain foreign countries in which we market our diagnostic products also require governmental approval for animal diagnostic products. Our instrumentation products are not subject to USDA regulation. Our canine semen freezing products and canine ovulation timing diagnostic products fall within the definition of devices as that term is defined in the Federal Food, Drug, and Cosmetic Act and, therefore, may be subject to regulation by the FDA.

Our manufacturing facilities in San Diego and Lyon, France are licensed by the USDA and adhere to Good Manufacturing Practices (“GMP”) standards. Our French manufacturing facility, which is ISO 9002 certified, is not licensed by any foreign regulatory agency as there is no licensing requirement. The manufacturing facilities of our important suppliers are subject to licensing and regulatory approval in both the United States and Europe.

In addition to the foregoing, our operations may be subject to future legislation and/or rules issued by domestic or foreign governmental agencies with regulatory authority relating to our business.

Competition

We are a major provider of diagnostic products to the animal health market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $476,000,000 (for 2003) that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, Heska Corporation, to whom we granted a non-exclusive license of our canine heartworm patent in 2003, and Agen Biomedical Limited., the former contract manufacturer of certain of our WITNESS® diagnostic products. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our core canine heartworm diagnostic products can be subject to significant additional competition, affecting both our market share and our average selling price, if we are unable to enforce the United States patent which underlies our products. We sued Heska for infringing our patent; the suit was settled in 2003 when Heska agreed to pay us a royalty. We are also suing Agen, which entered the U.S. market in 2003, for infringing our patent; in March 2004 we obtained temporary injunctive relief from the United States District Court, barring Agen from continuing its allegedly infringing activities. However, our patent expires in December 2005.

Research and Development

We spent approximately $1,177,000 and $1,380,000 on research and development activities during the years ended December 31, 2003 and 2002, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

As of December 31, 2003, we had a total of 94 employees worldwide, 92 of whom were full-time.

Raw Materials

The manufacturing of diagnostics and diagnostic instruments requires raw materials which generally are, and have been, readily available from several sources.

Financial Information About Industry Segments and Financial Information About Foreign and Domestic Operations and Export Sales

See Note 14 to our financials statements in Item 8 of Part II of this Form 10-K.

Item 2.    Properties

We lease two buildings in San Diego, California. The buildings contain approximately 42,000 square feet of space, and house our corporate and sales headquarters, executive offices, U.S. research and development laboratories and manufacturing facilities. We also lease an approximately 25,000 square foot building in Lyon, France which houses Synbiotics Europe’s (“SBIO-E”) corporate and sales headquarters, executive offices, research and development laboratories and manufacturing facilities. In addition, we lease a small research office in College Park, Maryland.

We believe that these facilities are adequate for our current level of operations.

Item 3.    Legal Proceedings

Agen Biomedical Limited v. Synbiotics Corporation—United States District Court for the Southern District of California

On September 2, 2003, Agen Biomedical Limited (“Agen”} filed a lawsuit against us seeking two specific forms of declaratory relief. First, Agen has asked for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. Agen also asked for a declaratory judgment that Claim 5 of our U.S. Patent No. 4,789,631 is invalid. We filed a motion to transfer the lawsuit to the United States District Court for the Southern District of California. On November 7, 2003, our motion was granted and the case was transferred.

Synbiotics Corporation v. Agen Biomedical Limited—United States District Court for the Southern District of California

On September 3, 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking unspecified damages, we have asked the Court for a declaratory judgment that Agen has willfully infringed Claim 5 of our U.S. Patent No. 4,789,631. We have also asked the Court for a temporary restraining order and a preliminary injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States.

On March 15, 2004, the Court issued a temporary restraining order against Agen, preventing Agen’s canine heartworm diagnostic product from entering the United States market. The Court ordered that Agen, their directors, officers, employees, agents, servants, and all those in active concert or participation with them, are restrained from importing, making, using, selling, or offering for sale, in the United States, any canine heartworm kit containing the DI 16 872.5 monoclonal antibody manufactured or supplied by Agen. The Court ruled earlier that we were likely to succeed on the merits of our claim that Agen’s canine heartworm diagnostic product, STATScreenTM CHW, which contains our DI 16 872.5 monoclonal antibody, infringed our United States Patent 4,789,631. A preliminary injunction hearing was held on April 15, 2004, and on April 21, 2004, the Court denied our motion and dissolved the temporary restraining order. In conjunction with the temporary restraining order, we were required to post a $250,000 bond; the Court has not yet released the bond.

The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

Agen Biomedical Limited v. Synbiotics Corporation—San Diego County Superior Court

On March 8, 2004, Agen filed an action against us in the San Diego County Superior Court seeking a declaratory judgment and specific performance requiring us to sell them certain biologicals, including the patented canine heartworm test biologicals, even after the 2003 termination of the supply agreement between Agen and us. A preliminary injunction hearing was held on May 18, 2004; the Court granted Agen’s motion for a preliminary injunction, and ordered us to supply Agen with 2,800 milligrams of biologicals.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 2, 2003. The following matters were submitted to a vote, with the results below:

(a)	Election of directors:

Nominee	For	Withheld
Thomas A. Donelan	38,662,872	495,748
Paul R. Hays	38,658,817	499,803
Christopher P. Hendy	38,658,872	499,748

(b)	Approval of the amendment of the 1995 Stock Option/Stock Issuance Plan:

For	Against	Abstain	Broker Non-Votes
29,125,392	732,904	27,268	9,273,056

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Our common stock is quoted in the NASD over-the-counter bulletin board under the symbol SBIO. Price ranges reported are the high and low sale price information as reported by the NASD over-the-counter bulletin board. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 31, 2004, there were approximately 580 shareholders of record of our common stock.

Year	Quarter	High	Low
2002	1st Quarter	$0.45	$0.18
	2nd Quarter	$0.30	$0.10
	3rd Quarter	$0.22	$0.13
	4th Quarter	$0.15	$0.04

2003	1st Quarter	$0.09	$0.07
	2nd Quarter	$0.20	$0.06
	3rd Quarter	$0.19	$0.11
	4th Quarter	$0.93	$0.13

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of our bank loan and of our Series C preferred stock restrict our ability to pay any cash dividends on our common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Total revenues	$19,211	$21,671	$26,532	$29,738	$29,576
Income (loss) from continuing operations	1,287	(6,862)	626	(13,193)	(820)
Net income (loss)	1,287	(14,401)	431	(18,518)	(1,566)
Basic income (loss) per share:
Income from (loss) continuing operations	0.06	(0.48)	0.06	(1.43)	(0.10)
Net income(loss)	0.06	(1.00)	0.04	(2.00)	(0.19)
Diluted income (loss) per share:
Income (loss) before extraordinary item	0.03	(0.48)	0.06	(1.43)	(0.10)
Net income (loss)	0.03	(1.00)	0.04	(2.00)	(0.19)

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Consolidated Balance Sheet Data:
Total assets	$15,341	$15,436	$26,502	$32,202	$44,531
Long-term obligations	2,134	6,478	10,943	7,508	10,356

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our net sales for 2003 decreased by $2,557,000 or 12% from 2002. The decrease reflects a decrease in our diagnostic product sales of $2,858,000 offset by an increase in our instrument product sales of $301,000. Sales of our diagnostic products decreased due to the termination by Agen of our supply agreement under which Agen supplied us with certain of our Witness® diagnostic products, as discussed below, leaving us with no inventory of these products for over half the year. Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument, and the resulting sales of the related consumables.

In April 2003, we were notified by Agen that Agen was terminating its supply agreement with us due to late payment of invoices for test kits. Agen contract manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, using key biological components which we manufacture at our facilities and had provided to Agen. These Witness® products represented $4,345,000 and $8,069,000 of our net sales during 2003 and 2002, respectively. We have notified Agen that Agen did not have the right to terminate the Agreement, and that it acted wrongfully in terminating the Agreement.

We identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We licensed the alternate-source Witness® canine heartworm product with the USDA, and we began selling this product in January 2004. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale late in the second quarter of 2004. In addition to the material impact during 2003, we also believe that our results of operations and financial condition could be materially adversely affected in 2004 and beyond if we are unable to successfully reintroduce the alternate-source products into the market.

Agen has introduced into the U.S. market a canine heartworm diagnostic product which is essentially identical to our Witness® canine heartworm diagnostic test kit, including biological components which incorporate our patented technology. In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking damages, we are asking for an injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States.

On March 15, 2004, the Court issued a temporary restraining order against Agen, preventing Agen’s canine heartworm diagnostic product from entering the United States market. The Court ordered that Agen, their directors, officers, employees, agents, servants, and all those in active concert or participation with them, are restrained from importing, making, using, selling, or offering for sale, in the United States, any canine heartworm kit containing the DI 16 872.5 monoclonal antibody manufactured or supplied by Agen. The Court ruled earlier that we were likely to succeed on the merits of our claim that Agen’s canine heartworm diagnostic product, STATScreenTM CHW, which contains our DI 16 872.5 monoclonal antibody, infringed our United States Patent 4,789,631. A preliminary injunction hearing was held on April 15, 2004, and on April 21, 2004, the Court denied our motion and dissolved the temporary restraining order. In conjunction with the temporary restraining order, we were required to post a $250,000 bond; the Court has not yet released the bond. The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

Should Agen prevail at trial, our future sales of canine heartworm diagnostics products in general, our Witness® line of products, and especially our Witness® canine heartworm diagnostic product, may be materially adversely affected due to market competition from Agen’s product. We believe that our first quarter 2004 sales and margins were penalized by competition from Agen’s products.

Not only has Agen increased the competition in the canine heartworm market, they have also significantly eroded the average selling price of the product in the marketplace. We do not believe that this erosion will be easily reversed, especially after our patent expires in 2005.

We recognize revenue from product sales when title and risk of loss transfer to our customer, which is generally upon shipment. Amounts we charge to our customers for shipping and handling are included in our net sales. We provide promotional discounts and rebates to certain of our distributors. Based upon the structure of these rebate programs and our past history, we are able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of our net sales. We recognize license fee revenue ratably over the license term when we have further performance obligations to our licensee. In the event that we have no further performance obligations to our licensee, we recognize license fee revenue upon receipt.

Our cost of sales as a percentage of our net sales was 49% during 2003 and 2002. The preservation of margin despite reduced sales was heartening, because a significant portion of our internal manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. In 2003 we also incurred costs to re-license these products with the USDA.

Our research and development expenses decreased by $203,000 or 15% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decreases are a result of a cost reduction program that was implemented at the end of the third quarter of 2002, offset by costs incurred 2003 related to the re-launching of our Witness® canine heartworm product. Our research and development expenses as a percentage of our net sales were 6% during 2003 and 2002.

Our selling and marketing expenses decreased $228,000 or 5% during 2003 as compared to 2002. The decreases are a result of a cost reduction program, including reductions in headcount, that were implemented at the end of the third quarter of 2002. Our selling and marketing expenses as a percentage of our net sales were 22% and 20% during 2003 and 2002, respectively.

Our general and administrative expenses decreased by $5,283,000 or 60% during 2003 as compared to 2002. The decrease during 2003 was primarily attributable to the non-recurrence of $3,682,000 of retention bonuses that became payable in the first quarter of 2002. The decrease was also attributable to a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002, and favorable effects of foreign currency exchange rates on our intercompany balances. Our general and administrative expenses as a percentage of our net sales were 19% and 41% during 2003 and 2002, respectively. Excluding the first quarter 2002 bonus expense our general and administrative expenses would have been $5,090,000 or 24% of our net sales during 2002.

As previously mentioned, we are currently involved in patent litigation with Agen. As a result, we have incurred, and we will be incurring, material litigation expenses.

In November 1998, we filed a lawsuit against Heska Corporation alleging that Heska infringed our U.S. Patent No. 4,789,631 relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April 2003, we will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and we receive royalty payments on sales of licensed canine heartworm diagnostic products beginning April 2003. As a result, we recorded a one-time credit to operating expenses totaling $515,000 during 2003. We recognized royalty income related to this license totaling $277,000 during 2003.

Our net interest expense decreased by $177,000 or 26% during 2003 as compared to 2002. The decrease was due to decreases in the prime rate, and to decreases in the outstanding principal balances of our bank debt.

We recognized a benefit from income taxes of $2,000 during 2003 as compared to a provision for income taxes of $7,000 during 2002. We are limited in the utilization of certain of our Federal and state net operating loss carryforwards. As a result of this limitation, $15,351,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized. In addition, California placed a moratorium on the utilization of net operating loss carryforwards for 2003.

In the first quarter of 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. In connection with the adoption of FAS 142, we performed a transitional goodwill impairment assessment. As a result of this impairment assessment, we recorded an impairment of $7,649,000, net of income tax benefit of $106,000, which is classified as a cumulative effect of a change in accounting principle in the first quarter of 2002. FAS 142 requires that we perform subsequent impairment assessments on an annual basis, or on an interim basis if events occur that may cause an impairment of our goodwill and other intangible assets. In 2002, as a result of the annual assessment based upon the market price of the our common stock on December 31, 2002, we recorded an additional impairment loss of $2,877,000. Based upon the market price of the Company’s common stock on December 31, 2003, there was no impairment loss resulting from the annual impairment assessment in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our net sales for 2002 decreased by $4,143,000 or 16% from 2001. The decrease reflects a decrease in our diagnostic product sales of $4,012,000 primarily related to canine heartworm diagnostic products. Sales of our diagnostic products decreased due to the loss of one of our larger distributors in January 2002 who accounted for $1,617,000 of our sales in 2001, an additional $599,000 related to the fourth quarter 2001 transfer of our Japanese diagnostic business to a third party as part of a license agreement, and increased competition in the canine heartworm market. The increased competition in the canine heartworm market resulted from IDEXX Laboratories’ combination in-clinic diagnostic test. In addition, our sales in France for the year fell by $635,000 or 26% due primarily to the French authorities’ decisions to no longer require cattle to be tested annually for tuberculosis.

Our license fee revenue for 2002 decreased by $719,000 or 71% from 2001. The decrease is due to the recognition, in June 2001, of the remainder of deferred license fee revenue upon the termination of a vaccine supply agreement with Merial.

We recognize revenue from product sales when title and risk of loss transfer to our customer, which is generally upon shipment. Amounts we charge to our customers for shipping and handling are included in our net sales. We provide promotional discounts and rebates to certain of our distributors. Based upon the structure of these rebate programs and our past history, we are able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of our net sales. We recognize license fee revenue ratably over the license term when we have further performance obligations to our licensee. In the event that we have no further performance obligations to our licensee, we recognize license fee revenue upon receipt.

Our cost of sales as a percentage of our net sales was 49% during 2002 compared to 45% during 2001. The lower gross margins are a direct result of the decrease in our sales during 2002, and the fact that a significant portion of our manufacturing costs are fixed.

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

We completed the transfer of the manufacturing of our poultry diagnostic products from our supplier to our manufacturing facilities in San Diego during the first quarter of 2002, although some of the lower-volume products were still awaiting licensure by the USDA. We believe that our gross margins on these products will improve as we will have more products to absorb our fixed manufacturing costs.

Our research and development expenses decreased by $224,000 or 14% during 2002 as compared to 2001. This was due primarily to the decrease in research activities performed for us by third parties, and decreases in patent legal expense. Our research and development expenses as a percentage of our net sales were 6% during 2002 and 2001.

Our selling and marketing expenses decreased by $1,306,000 or 23% during 2002 as compared to 2001. This was due to a concerted effort to reduce selling and marketing expenses. Our selling and marketing expenses as a percentage of our net sales were 20% and 22% during 2002 and 2001, respectively.

Our general and administrative expenses increased by $2,526,000 or 40% during 2002 as compared to 2001. The increase is primarily due to $3,682,000 of retention bonuses that became payable upon the consummation of the January 2002 Redwood preferred stock investment transaction, the severance costs related to the July 2002 termination of the President of SBIO-E and the severance costs related to the September 2002 resignations of our Chief Executive Officer and Chief Financial Officer, and offset by the fact that goodwill is no longer amortized. Our general and administrative expenses as a percentage of our net sales were 41% and 24% during 2002 and 2001, respectively. Excluding the first quarter 2002 bonus expense and the goodwill amortization during 2001, our general and administrative expenses would have been $5,090,000 and $4,801,000 during 2002 and 2001, respectively, or 24% and 19% of our net sales during 2002 and 2001, respectively.

Our net interest expense decreased by $268,000 or 29% during 2002 as compared to 2001. This was due to the decrease in the prime rate during 2002 and 2001, and decreases in the outstanding principal balance of our bank loan.

We recognized a provision for income taxes of $7,000 during 2002 as compared to a provision for income taxes of $10,000 during 2001. The change in our ownership resulting from the January 2002 Redwood transaction limits the utilization of both Federal and state net operating loss carryforwards to $59,000 per year. As a result of this limitation, $15,999,000 of our Federal net operating loss carryforwards, and $969,000 of our state net operating loss carryforwards, may expire before they can be utilized.

At the end of the third quarter of 2002, we began implementing a cost reduction program, which included a reduction in our headcount.

We disposed of two unprofitable business lines in 2002. In August 2002, we sold our instrument manufacturing operations, located in Rome, New York, to Danam Acquisition Corp., located in Dallas, Texas, in exchange for a $500,000 note receivable. The note is payable, beginning in September 2002, in 60 monthly principal payments of $8,000 plus interest at 5%, is secured by the assets of the disposed operations (all of which we had been previously written off), and is guaranteed by Drew Scientific Group PLC (the parent of Danam Acquisition Corp.) In November 2002, we terminated the license agreement for our PennHIP® operations, located in Malvern, Pennsylvania, and transferred all of the assets related to the PennHIP® operations to the University of Pennsylvania. No consideration was received for the transferred assets. We recorded the $500,000 sale price for the instrument manufacturing operations in, and we have restated prior amounts related to the disposed operations as, discontinued operations. See Note 4 to our consolidated financial statements in Item 8 for a reconciliation of the restated amounts for the year ended December 31, 2001.

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of FAS 142, we performed a transitional goodwill impairment assessment. As a result of this impairment assessment, we recorded an impairment of $7,756,000 which is classified as a cumulative effect of a change in accounting principle in the first quarter of 2002. We perform subsequent impairment assessments, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, are classified as an operating expense. Our measurement of fair value upon adoption of FAS 142 was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction. Our measurement of fair value for subsequent impairment assessments is the market price of our common stock on the date the assessment is performed. As a result of decreases in the market price of our common stock during 2002, we recorded an impairment loss of $2,877,000 in the fourth quarter of 2002.

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

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of December 31, 2003 (amounts are in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$4,804	$4,804
Operating leases	5,493	903	$923	$737	$523	$385	$2,022
Other long-term obligations	2,500		1,000	1,500

Our bank loan came due in January 2004; we did not pay it when it came due, and as of March 31, 2004, we had an outstanding principal balance on the note of $4,700,000. We will have to extend or restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. We believe we will be able to restructure or refinance the bank debt and it is absolutely essential to us that we do so. However, no assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. Our bank has given us no commitment that it will formally extend or refinance the loan.

Our loan has been handled by the bank’s workout department since 2001. We have, however, with the exception of the January 25, 2004, balloon payment, always made our monthly payments of principal and interest, which we hope will weigh in our favor. In each of the past three years we have repaid approximately $1,200,000 of principal on the note.

We have positive cash flow from operations. Nonetheless, we may require additional financing in the future, even if our bank loan situation is resolved. There can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

In addition to the necessity of extending or refinancing our bank loan which matured in January 2004, we may need additional capital in the future

Our bank loan came due in January 2004; we did not pay it when it came due, and as of March 31, 2004, we had an outstanding principal balance on the note of $4,700,000. We will have to restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. We believe we will be able to restructure or refinance the bank debt. However, no assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

We may be unable to successfully reintroduce our key Witness® products

Agen was the contract manufacturer of certain of our Witness® in-clinic diagnostic products, representing 38% of our 2002 net sales. Agen ceased supplying these products in April 2003. We have licensed the alternate-

source Witness® canine heartworm product with the USDA (now to be supplied by another contract manufacturer), and we began selling this product in January 2004. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale late in the second quarter of 2004. In addition to the risks that the alternate-source products will be delayed, will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

The market in which we operate is intensely competitive, even with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established, and we are facing unfair competition from Agen in this market

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, Heska Corporation and Agen. These companies may have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 24% of our sales for the year ended December 31, 2003. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected since 1999 by a heartworm product from Heska. Agen has entered this market too (with, we believe, a product which infringes our heartworm patent). Additional competition, including erosion of the average selling price, from Agen in this key market with this product has seriously damaged us. Even if we prevail against Agen in our patent litigation, we could face renewed competition from Agen or other new competitors when our U.S. heartworm patent expires in December 2005.

As previously mentioned, as a result of Agen ceasing to contract manufacture our Witness® products we believe that our sales could be materially adversely affected in 2004 and beyond if we are unable to successfully reintroduce the alternate-source products into the market. The Witness® products previously contract manufactured by Agen represented 38% of our net sales for the year ending December 31, 2002. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

Although we were profitable in 2003 and 2001, we did not achieve profitability for the year ended December 31, 2002, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $45,146,000 at December 31, 2003. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

As mentioned above, Agen, the previous contract manufacturer of certain of our Witness® in-clinic products, ceased to supply us with those products, and entered the market with competing products.

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

Agen has introduced into the U.S. market a canine heartworm diagnostic product which is essentially identical to our Witness® canine heartworm diagnostic test kit, including our patented biological components. In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking damages, we are asking for an injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. On March 15, 2004, the Court issued a temporary restraining order against Agen, preventing Agen’s canine heartworm diagnostic product from entering the United States market. The Court ordered that Agen, their directors, officers, employees, agents, servants, and all those in active concert or participation with them, are restrained from importing, making, using, selling, or offering for sale, in the United States, any canine heartworm kit containing the DI 16 872.5 monoclonal antibody manufactured or supplied by Agen. The Court ruled earlier that we were likely to succeed on the merits of our claim that Agen’s canine heartworm diagnostic product, STATScreenTM CHW, which contains our DI 16 872.5 monoclonal antibody, infringed our United States Patent 4,789,631. A preliminary injunction hearing was held on April 15, 2004, and on April 21, 2004, the Court denied our motion and dissolved the temporary restraining order. In conjunction with the temporary restraining order, we were required to post a $250,000 bond; the Court has not yet released the bond. The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

In September 2003, Agen filed a lawsuit against us, in the U.S. District Court for the Northern District of California, asking for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology, and also asking for a declaratory judgment that Claim 5 of our U.S. Patent No. 4,789,631 is invalid. We filed a motion to transfer the lawsuit to the U.S. District Court for the Southern District of California. On November 7, 2003, our motion was granted and the case was transferred.

Should Agen prevail in either of these lawsuits, our future sales of canine heartworm diagnostics products in general, and especially our Witness® canine heartworm diagnostic product, may be materially adversely affected due to market competition from Agen’s product. Additionally, we will be incurring material litigation expenses.

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

Interest Rate Risk

The fair value of our interest bearing debt at December 31, 2003 was $4,804,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros and, to a lesser extent, U.S. dollars. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable, into the U.S. dollar for consolidation. For the year ended December 31, 2003, 40% of our net sales were net sales of SBIO-E.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

Synbiotics Corporation

We have audited the consolidated financial statements listed in the accompanying index of Synbiotics Corporation and its subsidiary as of December 31, 2003 and 2002, and for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synbiotics Corporation and its subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $45,146,000, and has a note payable of $4,804,000 which was payable in full on January 25, 2004, and was not paid in full. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEVITZ, ZACKS & CICERIC

Certified Public Accountants

San Diego, California

May 17, 2004

SYNBIOTICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$1,045,000	$869,000
Accounts receivable (net of allowance for doubtful accounts of $125,000 and $164,000 in 2003 and 2002)	2,686,000	2,455,000
Inventories	5,266,000	5,438,000
Other current assets	878,000	673,000

	9,875,000	9,435,000
Property and equipment, net	1,232,000	1,409,000
Goodwill, net	1,397,000	1,397,000
Intangibles, net	2,358,000	2,737,000
Other assets	479,000	458,000

	$15,341,000	$15,436,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,005,000	$4,919,000
Current portion of long-term debt	4,804,000	1,475,000

	8,809,000	6,394,000

Long-term debt		4,516,000
Other liabilities	2,134,000	1,962,000

	2,134,000	6,478,000

Commitments and contingencies (Note 13)

Shareholders’ equity:
Series C convertible preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at December 31, 2003 and 2002), 4,000 shares authorized, 2,800 shares issued and outstanding at December 31, 2003 and 2002	2,604,000	2,604,000
Common stock, no par value, 70,000,000 shares authorized, 20,025,000 and 17,954,000 shares issued and outstanding at December 31, 2003 and 2002	46,316,000	46,050,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(411,000)	(958,000)
Accumulated deficit	(45,146,000)	(46,167,000)

Total shareholders’ equity	4,398,000	2,564,000

	$15,341,000	$15,436,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Net sales	$18,805,000	$21,362,000	$25,505,000
License fees		300,000	1,019,000
Royalties	406,000	9,000	8,000

	19,211,000	21,671,000	26,532,000

Operating expenses:
Cost of sales	9,133,000	10,450,000	11,425,000
Research and development	1,177,000	1,380,000	1,604,000
Selling and marketing	4,150,000	4,378,000	5,684,000
General and administrative	3,489,000	8,772,000	6,246,000
Patent litigation settlement	(515,000)
Impairment losses		2,877,000

	17,434,000	27,857,000	24,959,000

Income (loss) from operations	1,777,000	(6,186,000)	1,573,000
Other expense:
Interest, net	(492,000)	(669,000)	(937,000)

Income (loss) before income taxes	1,285,000	(6,855,000)	636,000
(Benefit from) provision for income taxes	(2,000)	7,000	10,000

Income (loss) from continuing operations	1,287,000	(6,862,000)	626,000
Discontinued operations, net of tax		217,000	(195,000)

Income (loss) before cumulative effect of a change in accounting principle	1,287,000	(6,645,000)	431,000
Cumulative effect of a change in accounting principle, net of tax		(7,756,000)

Net income (loss)	1,287,000	(14,401,000)	431,000
Translation adjustment	547,000	453,000	(326,000)

Comprehensive income (loss)	$1,834,000	$(13,948,000)	$105,000

Basic income (loss) per share:
Income (loss) from continuing operations	$.06	$(0.48)	$0.06
Discontinued operations, net of tax		.01	(0.02)
Cumulative effect of a change in accounting principle, net of tax		(0.53)

Net income (loss)	$.06	$(1.00)	$0.04

Diluted income (loss) per share:
Income (loss) from continuing operations	$.03	$(0.48)	$0.06
Discontinued operations, net of tax		.01	(0.02)
Cumulative effect of a change in accounting principle, net of tax		(0.53)

Net income (loss)	$.03	$(1.00)	$0.04

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,287,000	$(14,401,000)	$431,000
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,170,000	899,000	2,324,000
Receivable for patent litigation settlement	(265,000)
Retention bonus payable in common stock		2,641,000
Legal settlement payable in common stock		15,000
Impairment losses		2,877,000
Note receivable for discontinued operations		(500,000)
Cumulative effect of a change in accounting principle		7,756,000
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	79,000	802,000	394,000
Inventories	436,000	(125,000)	144,000
Deferred taxes			108,000
Other assets	24,000	267,000	124,000
Accounts payable and accrued expenses	(1,455,000)	(1,475,000)	63,000
Deferred revenue		(300,000)	(669,000)
Other liabilities	163,000	150,000	138,000

Net cash provided by (used for) operating activities	1,439,000	(1,394,000)	3,057,000

Cash flows from investing activities:
Acquisition of property and equipment	(276,000)	(193,000)	(232,000)
Receipts from notes receivable	92,000
Proceeds from sale of investment in W3 held for sale			9,000
Acquisition of KPL poultry product line			(1,159,000)
Additional purchase price for prior acquisition			(368,000)

Net cash (used for) investing activities	(184,000)	(193,000)	(1,750,000)

Cash flows from financing activities:
Payments of long-term debt	(1,186,000)	(1,241,000)	(1,200,000)
Proceeds from issuance of preferred stock, net		2,604,000

Net cash (used for) provided by financing activities	(1,186,000)	1,363,000	(1,200,000)

Net increase (decrease) in cash and equivalents	69,000	(224,000)	107,000
Effect of exchange rates on cash	107,000	54,000	(19,000)
Cash and equivalents—beginning of period	869,000	1,039,000	951,000

Cash and equivalents—end of period	$1,045,000	$869,000	$1,039,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock					Common Stock Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock		Series B			Series C
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2000	8,752,000	$40,164,000						$1,035,000	$(1,085,000)	$(32,117,000)	$7,997,000
Issuance of common stock pursuant to exercise of stock options	1,000	5,000									5,000
Expiration of stock options		8,000									8,000
Forfeitures of common stock pursuant to employee bonus plan	(13,000)
Issuance of common stock in conjunction with the sale of investment in W3	250,000	109,000									109,000
Cumulative translation adjustment									(326,000)		(326,000)
Accretion of mandatorily redeemable common stock										(80,000)	(80,000)
Net income										431,000	431,000

Balance, December 31, 2001	8,990,000	40,286,000						1,035,000	(1,411,000)	(31,766,000)	8,144,000
Reclassification of mandatorily redeemable common stock (Note 9)	621,000	3,107,000									3,107,000
Issuance of common stock pursuant to retention bonus agreements (Note 10)	8,255,000	2,642,000									2,642,000
Issuance of common stock in conjunction with the settlement of litigation	88,000	15,000									15,000
Issuance of preferred stock (Note 10)			2,800		$2,604,000						2,604,000
Exchange of preferred stock (Note 10)			(2,800)		(2,604,000)	2,800	$2,604,000
Cumulative translation adjustment									453,000		453,000
Net loss										(14,401,000)	(14,401,000)

Balance, December 31, 2002	17,954,000	46,050,000				2,800	2,604,000	1,035,000	(958,000)	(46,167,000)	2,564,000
Issuance of common stock in lieu of cash dividends on preferred (Note 10)	2,071,000	266,000								(266,000)
Cumulative translation adjustment									547,000		547,000
Net income										1,287,000	1,287,000

Balance, December 31, 2003	20,025,000	$46,316,000		$		2,800	$2,604,000	$1,035,000	$(411,000)	$(45,146,000)	$4,398,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

The Company

Synbiotics Corporation (the “Company”), incorporated in 1982, develops, manufactures and markets diagnostic products for animals. The Company’s principal markets are veterinary practices, laboratories and poultry producers in the United States, Canada, Europe, Africa, Asia, Oceania and Latin America. The Company’s products are sold primarily to wholesale distributors, and also directly to veterinarians, laboratories and poultry producers.

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of FAS 142, the Company performed a transitional goodwill impairment assessment. As a result of this impairment assessment, in the first quarter of 2002 the Company recorded an impairment loss of $7,756,000 which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment assessments will be performed, at a minimum, in the fourth quarter of each year; and subsequent impairments, if any, will be classified as an operating expense. The Company’s measurement of fair value upon adoption was based upon a “fairness opinion” prepared by an independent investment advisor in conjunction with the Redwood transaction (Note 3). The Company’s measurement of fair value for subsequent impairment assessments will be the market price of the Company’s common stock on the date the assessment is performed.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents at December 31, 2003 and 2002 approximate their fair values. The carrying amount of the debt approximates fair value at December 31, 2003 and 2002 as the variable interest rate on the debt approximates current market rates of interest.

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

Revenue Recognition

Revenue from products is recognized when title and risk of loss transfers to the customer. Amounts charged to customers for shipping and handling are included in net sales, and shipping and handling costs are included in cost of sales. The Company provides promotional discounts and rebates to certain of its distributors. Based upon the structure of these rebate programs and the Company’s past history, the Company is able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of net sales. License fee revenue is recognized ratably over the license term when the Company has a further performance obligation to the licensee. In the event that the Company has no further performance obligation to the licensee, license fee revenue is recognized upon receipt.

Advertising Costs

The Company recognizes the costs of advertising at the time such charges are incurred. Advertising expense totaled $342,000, $338,000 and $348,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
Net income (loss):
As reported		$1,287,000		$(14,401,000)		$431,000

Pro forma		$1,147,000		$(14,615,000)		$91,000

Basic net income (loss) per share:
As reported		$0.06		$(1.00)		$0.04

Pro forma		$0.05		$(1.01)		$0.00

Diluted net income (loss) per share:
As reported		$0.03		$(1.00)		$0.04

Pro forma		$0.03		$(1.01)		$0.00

Stock-based employee compensation:
As reported	$		$		$

Pro forma		$140,000		$214,000		$340,000

For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003 and 2002, respectively: dividend yield of 0% for both years; expected volatility of 148.1% and 121.3%; risk-free interest rates of 2.1% and 3.1%; and expected lives of 3.7 years for both years. There were no stock option grants during 2001.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed as net income (loss) less cumulative preferred stock dividends divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 12).

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2—GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, although profitable in 2003, during 2002 the Company incurred a net loss of $14,401,000, and had an accumulated deficit of $45,146,000 as of December 31, 2003.

As of December 31, 2003, the Company had an outstanding principal balance under its bank debt totaling $4,804,000 (Note 8), all of which was due and payable in January 2004. As of March 31, 2004, there was an unpaid balance on the note of $4,700,000. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to obtain an extension from the bank or to restructure or refinance the bank debt. The Company’s resources do not enable it to repay the note in its entirety immediately, unless the note were to be refinanced with another lender.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3—ISSUANCE OF PREFERRED STOCK AND RESTRUCTURING OF DEBT:

In January 2002, the Company issued 2,800 shares of Series B Preferred Stock to Redwood West Coast, LLC (“Redwood”) in exchange for $2,800,000 cash, less $196,000 of issuance costs (Note 10). Redwood representatives now constitute 67% of the Company’s Board of Directors, and Redwood also controls approximately 57% of the Company’s voting stock on a fully diluted basis. The Company agreed to pay an affiliate of Redwood a consulting fee of $15,000 per month beginning in February 2002. In October 2002, the Company entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred Stock to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred (Note 10).

In January 2002, in conjunction with the Redwood transaction, the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,255,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses in exchange for the cancellation of options outstanding for an aggregate of 880,000 shares of the Company’s common stock. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totaling $3,029,000. In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction would instead be payable in January 2003, and were paid in December 2002. The Company recorded compensation expense totaling $653,000 in January 2002 related to the Cash Retention Bonuses. The Cash Retention Bonuses also modified options to purchase an aggregate of 72,000 shares of the Company’s common stock to provide for immediate vesting, upon consummation of the Redwood transaction, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

The Company amended its credit agreement with Comerica Bank—California (“Comerica”) in conjunction with the Redwood transaction. The $7,132,000 principal amount then outstanding under the Company’s revolving line of credit and term note, which was due in March 2002, was converted into a new $7,132,000 term note (Note 8).

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has restated prior amounts related to the disposed operations. Revenue related to the discontinued operations for the year ended December 31, 2002 was $611,000, and pre-tax loss related to the discontinued operations for the year ended December 31, 2002 was $282,000. A reconciliation of the restated amounts for the year ended December 31, 2001 is as follows:

Year Ended December 31, 2001
Amounts previously reported in:
Net sales	$989,000
Cost of sales	(256,000)
Research and development	(219,000)
Sales and marketing	(638,000)
General and administrative	(92,000)
Impairment losses
Provision for (benefit from) income taxes	21,000

Discontinued operations, net of tax	$(195,000)

NOTE 5—PATENT LITIGATION SETTLEMENT:

In November 1998, the Company filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by the Company relating to heartworm diagnostic technology. In March 2003, the Company and Heska entered into settlement and license agreements which resolved all outstanding claims in the lawsuit. As part of those agreements, each party licensed certain intellectual property rights from the other party, including Heska licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $250,000 in April 2003, will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004 and is receiving royalty payments on sales of licensed canine heartworm diagnostic products beginning April 2003. As a result, the Company has recorded a one-time credit to operating expenses totaling $515,000 during the year ended December 31, 2003.

NOTE 6—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	December 31,
	2003	2002
Inventories:
Raw materials	$2,532,000	$2,621,000
Work in process	477,000	415,000
Finished goods	2,257,000	2,402,000

	$5,266,000	$5,438,000

Property and equipment:
Laboratory equipment	$2,203,000	$1,996,000
Leasehold improvements	561,000	349,000
Office and computer equipment	1,444,000	1,376,000
Construction in progress	21,000	78,000

	4,229,000	3,799,000
Less accumulated depreciation and amortization	(2,997,000)	(2,390,000)

	$1,232,000	$1,409,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $545,000, $515,000 and $538,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

	December 31,
	2003	2002
Accounts payable and accrued expenses:
Accounts payable	$1,284,000	$1,937,000
Accrued vacation	365,000	346,000
Accrued compensation	440,000	1,006,000
Accrued royalties	247,000	393,000
Accrued professional fees	371,000	170,000
Other	1,298,000	1,067,000

	$4,005,000	$4,919,000

NOTE 7—GOODWILL AND OTHER INTANGIBLES:

On January 1, 2002, the Company adopted FAS 142 (Note 1). As a result, in the first quarter of 2002 the Company recorded an impairment loss of $7,756,000 which is classified as a cumulative effect of a change in accounting principle, and ceased to amortize goodwill. In the fourth quarter of 2002, the Company performed its annual impairment assessment, and, as a result of decreases in the market price of the Company’s common stock during 2002, recorded an additional impairment loss of $2,877,000. The fair value used in the annual assessment was determined based upon the market price of the Company’s common stock on December 31, 2002. Based upon the market price of the Company’s common stock on December 31, 2003, there was no impairment loss resulting from the annual impairment assessment in 2003.

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 14). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2000	$13,161,000
Additional purchase price for prior acquisitions	277,000
Amortization	(1,445,000)
Effect of currency exchange rates	81,000

Balance at December 31, 2001	12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002 and 2003	$1,397,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before extraordinary items and net income (loss), and the related per share amounts, adjusted to exclude goodwill amortization, and the related tax effects, are as follows:

	Year Ended December 31,
	2003	2002	2001
Adjusted income (loss) before extraordinary item, net of tax	$1,287,000	$(6,645,000)	$1,830,000

Adjusted net income (loss)	$1,287,000	$(14,401,000)	$1,830,000

Adjusted basic income (loss) per share:
Adjusted income (loss) before extraordinary item, net of tax	$0.06	$(0.48)	$0.18

Adjusted net income (loss)	$0.06	$(1.00)	$0.18

Adjusted diluted income (loss) per share:
Adjusted income (loss) before extraordinary item, net of tax	$0.03	$(0.48)	$0.18

Adjusted net income (loss)	$0.03	$(1.00)	$0.18

The reconciliation of reported net income (loss) and net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$1,287,000	$(14,401,000)	$431,000
Add: Goodwill amortization			1,399,000

Adjusted net income (loss)	$1,287,000	$(14,401,000)	$1,830,000

Basic net (loss) income per share:
Reported net income (loss)	$0.06	$(1.00)	$0.04
Add: Goodwill amortization			0.14

Adjusted net income (loss)	$0.06	$(1.00)	$0.18

Diluted net (loss) income per share:
Reported net income (loss)	$0.03	$(1.00)	$0.04
Add: Goodwill amortization			0.14

Adjusted net income (loss)	$0.03	$(1.00)	$0.18

Other intangible assets were as follows:

	December 31, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$5,108,000	$2,922,000	$4,404,000	$1,903,000
Licenses	618,000	446,000	618,000	382,000

	$5,726,000	$3,368,000	$5,022,000	$2,285,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $625,000 and $654,000 during the years ended December 31, 2003 and 2002, respectively. The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2004	$668,000
2005	638,000
2006	629,000
2007	369,000
2008	13,000

$2,317,000

NOTE 8—NOTE PAYABLE AND LONG-TERM DEBT:

In January 2002, in conjunction with the Redwood transaction (Note 3), the Company amended its credit agreement with the bank. The $7,132,000 principal amount outstanding under the Company’s revolving line of credit and term note, each due in March 2002, was converted into a new $7,132,000 term note. The new note bears interest at the rate of prime plus 2% (effectively 6% at December 31, 2003), was payable in monthly installments of $100,000 plus accrued interest through January 2003 and monthly installments of $125,000 plus accrued interest thereafter, with all remaining principal due January 25, 2004, and is secured by substantially all of the Company’s assets. In September 2003, the Company entered into a Letter Agreement with the bank, effective August 1, 2003, reducing the Company’s monthly principal payments from $125,000 to $45,000 from August 1, 2003 through January 1, 2004.

As of December 31, 2003, the Company had an outstanding principal balance under its bank debt totaling $4,804,000, all of which was due and payable in January 2004. As of March 31, 2004, there was an unpaid balance on the note of $4,700,000. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to obtain an extension from the bank or to restructure or refinance the bank debt.

Interest paid during 2003, 2002 and 2001 totaled $334,000, $502,000 and $812,000, respectively.

NOTE 9—MANDATORILY REDEEMABLE COMMON STOCK:

621,000 shares issued in conjunction with the 1997 acquisition of SBIO-E were subject to certain registration rights as well as put and call provisions. As of December 31, 2001, the Company classified the shares on the balance sheet as mandatorily redeemable and had accreted the value of the shares to the put option price, using the interest method, with the accretion being charged directly to retained earnings.

On June 1, 2001, the Company assigned its feline leukemia virus vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company the above mentioned 621,000 shares of the Company’s common stock at $5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties, under a

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate agreement, totaling $613,000 in ten monthly installments of $61,300 which began in July 2001. If the Company failed to meet its royalty payment obligation, the Put Right would have reverted to Merial. When the final royalty payment was made in April 2002, and the Put Right was extinguished, the Company reclassified the mandatorily redeemable common stock to shareholders’ equity.

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

NOTE 10—SHAREHOLDERS’ EQUITY:

In January 2002, in conjunction with the Redwood transaction (Note 3), the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,255,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totaling $3,029,000.

On March 26, 2003, the Company declared a dividend on the Series C preferred stock totaling $213,000, for dividends accrued and payable as of January 31, 2003. On June 12, 2003, the Company declared a dividend on the Series C preferred stock totaling $53,000, for dividends accrued and payable as of April 30, 2003. Redwood, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 1,662,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 26, 2003, and 409,000 shares of the Company’s common stock were issued to Redwood’s distributees on June 12, 2003.

On March 11, 2004, the Company declared a dividend on the Series C preferred stock totaling $158,000, for dividends accrued and payable as of January 31, 2004. Redwood, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 354,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 11, 2004.

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

There were no shares of Series A Preferred issued and outstanding as of December 31, 2003 and 2002.

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

On March 26, 2003, the Company declared a dividend on the Series C preferred stock totaling $213,000, for dividends accrued and payable as of January 31, 2003. On June 12, 2003, the Company declared a dividend on the Series C preferred stock totaling $53,000, for dividends accrued and payable as of April 30, 2003. Redwood elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 1,663,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 26, 2003, and 409,000 shares of the Company’s common stock were issued to Redwood’s distributees on June 12, 2003.

As of December 31, 2003, a cumulative dividend arrearage of $105,000 existed on the Company’s Series C preferred stock.

Stock Warrants

In conjunction with a November 2000 amendment to its bank debt agreement, the Company issued to the bank a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant is exercisable at any time through November 30, 2007. The Company has valued the warrant at $32,000 using the Black-Scholes option pricing model.

In conjunction with the 1997 acquisition of SBIO-E, the Company issued to a financial institution a warrant to purchase 240,000 shares of the Company’s common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model. In January 2002, in conjunction with the Redwood transaction (Note 3), the warrant was adjusted, pursuant to its anti-dilution provisions, and is now exercisable into 343,000 shares of the Company’s common stock at an exercise price of $0.007 per share.

Stock Option Plans

The Company adopted the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”) whereby an aggregate of 2,600,000 shares of the Company’s common stock were initially reserved for issuance. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant. In January 2002, in conjunction with the Redwood transaction (Note 3), the 1995 Plan was amended so that an aggregate of 10,753,000 shares of the Company’s common stock was reserved for issuance. In July 2003, the Plan was further amended so that an aggregate of 13,753,000 shares of the Company’s common stock was reserved for issuance.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the stock option plan’s activity:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2000	1,920,000	$3.50
Forfeited	(628,000)	$3.63

Outstanding at December 31, 2001	1,292,000	$3.44
Granted	1,600,000	$0.08
Forfeited	(958,000)	$3.44

Outstanding at December 31, 2002	1,934,000	$0.66
Granted	400,000	$0.34
Expired	(16,000)	$4.71

Outstanding at December 31, 2003	2,318,000	$0.58

Options to purchase an aggregate of 518,000 shares, 334,000 shares and 1,110,000 shares were exercisable under the 1995 Plan as of December 31, 2003, 2002 and 2001, respectively, with weighted-average exercise prices of $2.09, $3.43 and $3.50 at December 31, 2003, 2002 and 2001, respectively. The weighted-average fair value of options granted under the 1995 Plan during the years ended December 31, 2003 and 2002 was $0.29 per share and $0.044 per share, respectively. There were no options granted under the 1995 Plan during 2001. There was no compensation expense during 2003, 2002 and 2001 related to the 1995 Plan.

The following is a summary of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08–$1.00	2,000,000	9.5	$0.13	200,000	$0.08
$1.01–$2.54	52,000	5.0	$2.44	52,000	$2.44
$2.55–$3.81	165,000	2.7	$3.26	165,000	$3.26
$3.82–$4.50	101,000	3.0	$4.02	101,000	$4.02

$0.08–$4.50	2,318,000	8.7	$0.58	518,000	$2.09

Pursuant to an employment agreement, the Company will issue to its President, on December 30, 2004 and 2005, options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on December 30, 2004 and 2005.

In conjunction with the 1996 acquisition of International Canine Genetics, Inc. (“ICG”), the Company assumed all of the outstanding ICG stock options (the “ICG Plan”), after giving effect to the exchange ratio inherent in the transaction. As a result, 93,000 shares of the Company’s common stock were reserved for issuance with exercise prices ranging from $4.54 to $25.42 per share. As of December 31, 2003, there were options to purchase 1,000 shares outstanding and exercisable under the ICG Plan with a weighted-average exercise price of $15.76 per share and a weighted-average remaining contractual life of 0.1 years.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, $13,000 of accrued stock compensation expense was transferred to common stock upon the expiration of stock options, and is considered a non-cash financing activity for purposes of the statement of cash flows.

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

NOTE 11—INCOME TAXES:

The Company recorded a net provision for income taxes from continuing operations for the years ended December 31, 2003, 2002 and 2001 as follows:

	Year Ended December 31,
	2003	2002	2001
Current income tax expense (benefit) from continuing operations:
Federal		$(14,000)	$(19,000)
State	$1,000	4,000	1,000
Foreign	13,000	20,000

	14,000	10,000	(18,000)

Deferred income tax (benefit) expense from continuing operations:
Federal
State
Foreign	(16,000)	(3,000)	28,000

	(16,000)	(3,000)	28,000

Net income tax (benefit) expense from continuing operations	$(2,000)	$7,000	$10,000

Deferred tax assets comprise the following:

	December 31,
	2003		2002
Net operating loss carryforwards		$6,982,000		$7,238,000
Tax credit carryforwards		580,000		764,000
Patent litigation settlement		435,000		510,000
Depreciation		144,000		142,000
Goodwill		2,660,000		2,995,000
Capital loss carryforwards		412,000		412,000
Accrued compensation		117,000		136,000
Other reserves and accruals		242,000		342,000

		11,572,000		12,539,000
Less valuation allowance		(11,572,000)		(12,539,000)

	$		$

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for Federal and state deferred tax assets at December 31, 2003 and 2002 is due to management’s determination that, as a result of the Company’s liquidity concerns, accumulated deficit and alternative strategies for the business, it is more likely than not that the deferred tax assets will not be realized in the future.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2003	2002	2001
Amounts computed at statutory Federal rate	$437,000	$(2,331,000)	$216,000
State income taxes	86,000	(271,000)	66,000
Foreign income taxes	60,000	740,000	210,000
Income (deductions) for financial reporting purposes for which there is no current tax (benefit) provision	(26,000)	(9,000)	42,000
Utilization of Federal general business tax credits		(41,000)
Expiration of Federal general business tax credits	188,000	81,000	22,000
Expiration of Federal net operating loss carryforwards	220,000	37,000	118,000
Expiration of state net operating loss carryforwards
Increase (decrease) in valuation allowance	(967,000)	1,801,000	(664,000)

	$(2,000)	$7,000	$10,000

The Company has available Federal net operating loss carryforwards at December 31, 2003 of approximately $19,980,000, which expire from 2004 to 2023. Available state net operating loss carryforwards at December 31, 2003 total approximately $3,241,000, which expire from 2005 to 2013. Due to the change in the Company’s ownership resulting from the Redwood transaction (Note 3), the Company’s utilization of both Federal and state net operating carryforwards generated prior to February 2002 is limited to $60,000 per year. As a result of this limitation, $15,351,000 of the Company’s Federal net operating loss carryforwards, and $969,000 of the Company’s state net operating loss carryforwards, may expire before they can be utilized. In addition, California placed a moratorium on the utilization of net operating loss carryforwards for 2002 and 2003. Unused investment tax and research and development and alternative minimum tax credits at December 31, 2003 aggregate approximately $676,000 and expire from 2004 to 2013.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—INCOME (LOSS) PER SHARE:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Year Ended December 31,
	2003	2002	2001
Basic net income (loss) used:
Income (loss) from continuing operations	$1,287,000	$(6,862,000)	$626,000
Less cumulative preferred stock dividends	(210,000)	(195,000)
Less accretion of mandatorily redeemable common stock			(80,000)

Income (loss) from continuing operations used in computing basic income (loss) from continuing operations per share	1,077,000	(7,057,000)	546,000
Discontinued operations, net of tax		217,000	(195,000)
Cumulative effect of a change in accounting principle, net of tax		(7,756,000)

Net income (loss) used in computing basic net income (loss) per share	$1,077,000	$(14,596,000)	$351,000

Diluted net income (loss) used:
Income (loss) used in computing basic income (loss) from continuing operations per share	$1,077,000	$(7,057,000)	$546,000
Add cumulative preferred stock dividends	210,000

Income (loss) used in computing diluted income (loss) from continuing operations per share	1,287,000	(7,057,000)	546,000
Discontinued operations, net of tax		217,000	(195,000)
Cumulative effect of a change in accounting principle, net of tax		(7,756,000)

Net income (loss) used in computing diluted net income (loss) per share	$1,287,000	$(14,596,000)	$351,000

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	19,529,000	14,599,000	9,619,000
Weighted average options and warrants to purchase common stock as determined by application of the treasury method	731,000		234,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method	21,797,000

Shares used in computing diluted net income (loss) per share	42,057,000	14,599,000	9,853,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred as determined by the if-converted method totaling 326,000 shares, 22,534,000 shares and 1,678,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect is anti-dilutive.

On March 11, 2004, the Company declared a dividend on the Series C preferred stock totaling $158,000, for dividends accrued and payable as of January 31, 2004. Redwood, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 354,000 shares of the Company’s common stock were issued to Redwood’s distributees on March 11, 2004.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 2003 are as follows:

2004	$903,000
2005	923,000
2006	737,000
2007	523,000
2008	385,000
Thereafter	2,022,000

$5,493,000

Total rent expense under noncancelable operating leases was $1,130,000, $1,485,000 and $1,511,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

On September 3, 2003, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Agen Biomedical Limited (“Agen”), based in Australia, claiming that Agen has infringed the Company’s U.S. Patent No. 4,789,631 (the “‘631 Patent”) pertaining to heartworm detection technology. In addition to seeking unspecified damages, the Company has asked the Court for a declaratory judgment that Agen has willfully infringed Claim 5 of the ‘631 Patent. The Company has also asked the Court for an injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. On March 15, 2004, the Court issued a temporary restraining order against Agen, preventing Agen’s canine heartworm diagnostic product from entering the United States market. The Court ordered that Agen, their directors, officers, employees, agents, servants, and all those in active concert or participation with them, are restrained from importing, making, using, selling, or offering for sale, in the United States, any canine heartworm kit containing the DI 16 872.5 monoclonal antibody manufactured or supplied by Agen. The Court ruled earlier that the Company was likely to succeed on the merits of its claim that Agen’s canine heartworm diagnostic product, STATScreen™ CHW, which contains the Company’s DI 16 872.5 monoclonal antibody, infringed the Company’s United States Patent 4,789,631. A preliminary injunction hearing was held on April 15, 2004, and on April 21, 2004, the Court denied the Company’s motion and dissolved the temporary restraining order. In conjunction with the temporary restraining order, the Company was required to post a $250,000 bond; the Court has not yet released the bond. The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

On September 2, 2003, Agen filed a lawsuit in the United States District Court for the Northern District of California against the Company seeking two specific forms of declaratory relief. First, Agen has asked the Court for a declaratory judgment that Agen’s canine heartworm diagnostic test kit does not infringe the ‘631 Patent

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pertaining to heartworm detection technology. Agen has also asked the Court for a declaratory judgment that Claim 5 of the ‘631 Patent is invalid. The Company filed a motion with the Court to transfer the lawsuit to the United States District Court for the Southern District of California. On November 7, 2003, the Court granted the motion and the case was transferred.

NOTE 14—SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Year Ended December 31,
	2003	2002	2001
Diagnostics	$17,511,000	$20,369,000	$24,381,000
Instruments	1,294,000	993,000	820,000
Other revenues	406,000	309,000	1,331,000

	$19,211,000	$21,671,000	$26,532,000

The following are revenues and long-lived assets information by geographic area:

	Year Ended December 31,
	2003	2002	2001
Revenues:
United States	$11,170,000	$14,430,000	$18,213,000
France	2,126,000	1,783,000	2,418,000
Other foreign countries	5,915,000	5,458,000	5,901,000

	$19,211,000	$21,671,000	$26,532,000

	December 31,
	2003	2002
Long-lived assets:
United States	$3,078,000	$3,401,000
France	2,388,000	2,600,000

	$5,466,000	$6,001,000

There were no sales to any one customer that totaled 10% or more of total revenues during the years ended December 31, 2003, 2002 and 2001.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data for 2003 and 2002 is as follows:

		1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Net sales	2003 2002	$6,148,000 6,400,000	$4,774,000 5,887,000	$4,056,000 4,371,000		$3,827,000 4,704,000

Gross profit	2003 2002	3,185,000 3,613,000	2,434,000 3,022,000	2,062,000 2,246,000		1,991,000 2,031,000

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	2003 2002	1,398,000 (3,103,000)	224,000 282,000	(164,000 (293,000	) )	(171,000 (3,531,000	) )

Basic income (loss) before extraordinary item and cumulative effect of change in accounting principle per share	2003 2002	0.07 (0.33)	0.01 0.02	(0.01 (0.02	) )	(0.01 (0.20	) )

Diluted income (loss) before extraordinary item and cumulative effect of change in accounting principle per share	2003 2002	0.03 (0.33)	0.01 0.02	(0.01 (0.02	) )	(0.01 (0.20	) )

Net income (loss)	2003 2002	1,398,000 (10,752,000)	224,000 282,000	(164,000 (293,000	) )	(171,000 (3,531,000	) )

Basic net income (loss) per share	2003 2002	0.07 (1.12)	0.01 0.02	(0.01 (0.02	) )	(0.01 (0.20	) )

Diluted net income (loss) per share	2003 2002	0.03 (1.12)	0.01 0.02	(0.01 (0.02	) )	(0.01 (0.20	) )

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors:

Name; Positions; Business Experience During the Past Five Years; Directorships in Reporting Companies	Director Since	Age
Thomas A. Donelan President of Redwood Holdings, Inc., a privately held venture capital firm, since 1995.	2002	48

Paul R. Hays Our President and Chief Operating Officer since December 2002; Executive Vice President —U.S. Business of Boehringer Ingelheim Vetmedica, Inc. from August 2001 to October 2002; Vice President—Corporate Marketing of Boehringer Ingelheim Vetmedica GmbH from August 1998 to July 2001; Chairman of the Board of BioScreen GmbH from August 1998 to July 2001; Vice President—Sales and Marketing of Boehringer Ingelheim Vetmedica, Inc. from November 1994 to July 2001.	2003	43

Christopher P. Hendy Secretary of Redwood Holdings, Inc., a privately held venture capital firm, since 1996.	2002	46

Executive Officers:

Name, Age, and Other Business Experience During the Past Five Years	Position

Paul R. Hays (43)

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

President and Chief Operating Officer—since December 2002.

Keith A. Butler (42)	Vice President—Finance, Chief Financial Officer and Secretary—since September 2002; Corporate Controller from March 1991 to September 2002.

Clifford Frank (54)	Vice President—Operations since September 2002; Director of Operations from September 1992 to September 2002.

Name, Age, and Other Business Experience During the Past Five Years	Position

Serge Leterme (43)	Vice President—Research and Development—since October 1998; President and Director General of Synbiotics Europe, SAS—since June 2002.

B. Kent Luther (39)

Formerly Director—Swine National Sales of Boehringer Ingelheim Vetmedica, Inc. from September 2001 to May 2003; Manager—Marketing of Boehringer Ingelheim Vetmedica, Inc. from June 1999 to September 2001; Manager—National Sales of Boehringer Ingelheim Vetmedica, Inc. from January 1998 to May 1999.

Vice President—Sales and Marketing—since May 2003.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. The reasons that we do not have an audit committee financial expert are: we are a small company controlled by Redwood (whose representatives occupy two of our three board of director seats); we want to save money in regards to fees paid to independent directors, especially someone qualified to serve as an audit committee financial expert; and our board of directors is satisfied that no such audit committee financial expert is necessary to protect our shareholders given our current circumstances.

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

Based solely on our review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, during the fiscal year ended December 31, 2003, our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and our principal financial officer. Our board of directors is satisfied that no such code is necessary to protect us and our shareholders given our current circumstances, in addition to our long history of uniformly ethical conduct.

Item 11.    Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 2003, 2002 and 2001 by each person (the “Named Executive Officers”) who

•	was our chief executive officer in 2003;

•	was serving as an executive officer on December 31, 2003 and was one of the four most highly compensated executive officers whose total 2003 salary and bonus exceeded $100,000; or

•	but for the fact that he was not serving as an executive officer on December 31, 2003, would have been included under the preceding bullet point.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation	All Other Compensation ($)(4)(5)
Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)(2)		Other Annual Compensation ($)(3)		Awards
Securities Underlying Options/ SARS (#)
Robert D. Buchanan Vice President	2003 2002 2001	$ $ $	45,667 137,000 134,000	$	— 73,329 —		— — —	— — —	$ $ $	72,685 4,110 1,713

Keith A. Butler Vice President	2003 2002 2001	$ $ $	115,412 108,193 103,626	$ $	1,106 37,842 —		— — —	— — —	$ $ $	3,459 3,243 3,106

Clifford Frank Vice President	2003 2002 2001	$ $ $	137,000 133,532 128,798	$ $	1,106 47,030 —		— — —	— — —	$ $ $	4,110 3,321 3,205

Paul R. Hays President and Chief Executive Officer	2003 2002	$ $	250,000 1,370		$18,734 —		$64,627 —	2,000,000 —		$313 —

Serge Leterme Vice President	2003 2002 2001	$ $ $	148,253 137,648 148,830	$	— 81,604 —	$ $	— 14,063 18,750	— — —		— — —

B. Kent Luther Vice President	2003		$118,471		—		$56,149	—		—

(1)	Includes amounts deferred under the 401(k) Compensation Deferral Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
(2)	The 2002 amounts were pursuant to retention bonus agreements; the bonuses were paid in shares of Synbiotics common stock as follows: Mr. Buchanan—570,833 shares; Mr. Butler—294,583 shares; Mr. Frank—366,105 shares; Dr. Leterme—635,250 shares.
(3)	Consists of relocation expenses paid on behalf of Messrs. Hays and Luther in 2003, and contractually scheduled forgiveness of a loan made to Dr. Leterme to defray relocation expenses.
(4)	Includes matching contributions made by us to Mr. Buchanan’s 401(k) account, Mr. Butler’s 401(k) account, Mr. Frank’s 401(k) account and Mr. Hays’s 401(k) account.
(5)	Includes amounts paid pursuant to a separation agreement entered into with Mr. Buchanan following his resignation in April 2003.

The following table contains information concerning the grant of stock options to the Named Executive Officers:

Option/SAR Grants in Last Fiscal Year

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/ SARs Granted (#)		% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	5% ($)	10% ($)
Paul R. Hays	1,600,000	(1)	80.0%	$0.08	04/09/2013	$80,499	$203,999
	400,000	(2)	20.0%	$0.34	12/30/2013	$85,530	$216,749

(1)	The option becomes exercisable quarterly over a four-year period following the date of grant, which was April 9, 2003. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.
(2)	The option becomes exercisable quarterly over a four-year period following the date of grant, which was December 30, 2003. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARs at December 31, 2003(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARs at December 31, 2003($) Exercisable/ Unexercisable
Paul R. Hays	—	$—	200,000	$48,000
			1,800,000	$336,000

(1)	Value is defined as the market price of our common stock at fiscal year end less the exercise price. The closing sale price of our common stock at December 31, 2003, was $0.32.

We have not granted any stock appreciation rights (“SARs”).

Employment Contracts and Change-in-Control Arrangements

We entered into an employment agreement dated December 30, 2002 with Paul R. Hays. The employment agreement, which expires December 30, 2005, provided for salary at an initial rate of $250,000 per annum, and provided for the issuance, upon Mr. Hays’s relocation to San Diego, of options to purchase 1,600,000 shares of our common stock (at $0.08 per share). Mr. Hays’s current salary rate is $20,833 per month. The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of our common stock; the option price for each of the annual options will be determined by the fair market value of our common stock on December 30 of the year in which the options are granted. Mr. Hays may receive a bonus for the years ending December 31, 2003, 2004 and 2005 calculated as follows: four percent (4.0%) of the first $1,000,000 of EBITDA in excess of $2,000,000 plus six percent (6.0%) of EBITDA in excess of $3,000,000. EBITDA is defined as earnings before; interest, income taxes, depreciation, amortization and any settlements/awards resulting from litigation existing as of December 30, 2002. The bonus under this agreement earned by Mr. Hays in 2003 totaled $17, 628. If Mr. Hays is terminated without cause within the first 18 months of the agreement, he will receive twelve months’ salary at his then base salary rate. If Mr. Hays is terminated without cause within the last 18 months of the agreement, he will receive six months’ salary at his then base salary rate. If Mr. Hays is terminated without cause at any time during the agreement due to a change in control of us, he will receive twelve months’ salary at his then base salary rate.

We entered into an employment agreement dated May 12, 2003 with B. Kent Luther. The employment agreement, which expires December 30, 2005, provided for salary at an initial rate of $185,000 per annum. Mr. Luther’s current salary rate is $15,417 per month. If Mr. Luther is terminated without cause, he will receive six months’ salary at his then base salary rate. If Mr. Luther is terminated (other than for cause) in connection with an acquisition of us, he will receive twelve months’ salary at his then base salary rate.

We entered into an employment agreement dated July 1, 2002 with Serge Leterme. The employment agreement provided for salary at an initial rate of 130,000 euros per annum. Dr. Leterme’s current base salary rate is 10,833 euros per month (equivalent to $13,647 per month as of December 31, 2003). In addition, we have provided Mr. Leterme with a company car, for which we are bearing the leasing costs and reasonable expenses incurred by Mr. Leterme for business activities. If Mr. Leterme is terminated without cause, he will receive the greater of six months’ salary at his then base salary rate or the amount of legal severance in France.

We entered into an employment agreement dated April 24, 2000, and amended February 14, 2001, with Robert Buchanan. The employment agreement provided for salary at an initial rate of $125,000 per annum and options to purchase 50,000 shares of our common stock (at $2.98 per share). On April 30, 2003, Mr. Buchanan resigned as our Vice President. We entered into a separation agreement with Mr. Buchanan whereby he received severance pay and accrued vacation pay totaling $71,233.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Donelan, Hays and Hendy. Mr. Hays is our employee. None of our executive officers served during 2003 as a director or compensation committee member of any other company, where the other company had one of its executive officers on our board of directors or Compensation Committee.

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

The following is a report by the Compensation Committee:

“General Compensation Policy

All policies, plans and actions of the Compensation Committee are formulated or taken with the goal of maximizing shareholder value by aligning the financial interests of the President (who is our senior executive officer) and the other executive officers with those of the Company’s shareholders. This is achieved through a combination of salary, short-term incentive compensation, including cash and stock bonuses, and long-term incentive compensation, including stock options. The Compensation Committee’s policy is to provide the

Company’s executive officers with compensation opportunities which are based upon their personal performance, the Company’s financial performance and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals.

Each executive officer’s compensation package is comprises one or more of the following:

•	base salary that is competitive with the market and reflects individual performance,

•	short-term incentive compensation, payable in cash or stock and tied to the Company’s achievement of annual performance goals, and

•	long term, stock-based incentive awards designed to strengthen the mutuality of interests between the Company’s executive officers and its shareholders.

Factors

Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer’s compensation package for the 2003 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years. All compensation decisions will be designed to further the general compensation policy indicated above.

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

Each executive officer’s base salary is adjusted yearly on the basis of the factors described above, subject to floor levels in certain officers’ employment agreements.

Short-Term Incentive Compensation

Annual cash and stock bonuses are awarded to the extent that the Company meets financial objectives set by the Board of Directors at the beginning of each year. The amounts of the bonus payments, if any, are determined by the Compensation Committee, in its discretion. Mr. Hays earned a bonus for 2003 totaling $18,734. Only nominal bonuses were awarded to the other executive officers in 2003.

Long-Term Stock Based Incentive Compensation

The Compensation Committee believed that equity-based compensation in the form of stock options can, under appropriate conditions, link the interests of management and shareholders by focusing management on increasing shareholder value. The actual value of equity-based compensation depends entirely on appreciation of the Company’s common stock.

The Company granted no stock options during 2003, except those pursuant to the Company’s employment agreement with Paul R. Hays. The Company’s employment agreement with Mr. Hays provided for the issuance, upon Mr. Hays’s relocation to San Diego, of options to purchase 1,600,000 shares of the Company’s common stock (at $0.08 per share). These options were granted on April 9, 2003. The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of the Company’s common stock; the option price for each of the annual options is determined by the fair market value of the Company’s common stock on December 30 of the year in which the options are granted. All of the options vest quarterly over four years from the date of grant.

Although the Compensation Committee believed the performance of the Company and of the executive officers was satisfactory in 2003, the Compensation Committee’s view is that incentive compensation (above any contractual requirements) should be minimized until the Company’s turnaround is further along.

Chief Executive Officer Compensation

In setting the total compensation payable to Paul R. Hays, who has served as the Company’s President since December 30, 2002, the Compensation Committee sought to be competitive with other companies in the industry. As described above under “Employment Contracts, Severance Agreements and Change in Control Agreements,” an employment agreement between the Company and Mr. Hays sets forth the terms and conditions, including minimum compensation, governing Mr. Hays’s employment. Mr. Hays did not receive any other cash or stock compensation during 2003.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to the Company’s executive officers for the 2003 fiscal year did not exceed the $1 million limit per officer. The Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for will exceed that limit. The Company’s 1995 Stock Option/Stock Issuance Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Since it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision if the individual cash compensation of any executive officer ever approaches the $1 million level.

The Compensation Committee is of the opinion that the compensation packages provided to the Company’s President and the other executive officers reflect its goal of offering compensation that is fair to these officers and the Company’s shareholders alike by providing adequate base salaries together with substantial opportunity for personal financial growth which will parallel management’s ability to increase shareholder value. It is intended that the total economic advantage and opportunities provided to the executive officers will be at least equivalent to that provided by comparable corporations.

Thomas A. Donelan

Paul R. Hays

Christopher P. Hendy

Compensation Committee of the Board of Directors”

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock, which is traded on the NASD over-the-counter bulletin board, from December 31, 1999 to December 31, 2003 with the cumulative total return on the Nasdaq Stock Market—U.S. Index and a self-constructed industry peer group index over the same period (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 1998, and reinvestment of all dividends). The self-constructed industry peer group consists of Abaxis, Inc., Heska Corporation and IDEXX Laboratories, Inc.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Investment Value of December 31,
	1999	2000	2001	2002	2003
Synbiotics Corporation	$94	$17	$9	$3	$12
Nasdaq Stock Market—U.S. Index	202	128	86	54	125
Industry Peer Group Index	104	102	119	125	293

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding our compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,318,874	$0.58	2,889,538
Equity compensation plans not approved by security holders	—	n/a	—

Total	2,318,874	$0.58	2,889,538

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of each class of our voting stock as of March 31, 2004 of each of our directors, director nominees, 5% shareholders and the Named Executive Officers (as defined in “Executive Compensation and Other Information”), and of our directors and executive officers as a group. Except as noted, and except for the effect of applicable community-property laws, each person has sole investment and voting power over the shares shown. Percentages are calculated based on 42,175,147 shares of our common stock assumed outstanding (20,378,479 shares actually outstanding and 21,796,668 assumed outstanding upon conversion of the Series C preferred stock) and 2,800 shares of our Series C preferred stock outstanding as of March 31, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock:

Robert D. Buchanan(1) 1203 S. Pacific Street, #A Oceanside, CA 92054	359,233	*

Keith A. Butler(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	295,453	*

Thomas A. Donelan(1)(2)(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	23,001,545	54.5%

Clifford Frank(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	366,105	*

Paul R. Hays(1)(3) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	425,000	1.0%

Christopher P. Hendy(1)(2)(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	23,186,752	55.0%

Serge Leterme, Ph.D.(1) c/o Synbiotics Europe 2 rue Alexander Fleming 69367 Lyon, Cedex 07, France	636,938	1.5%

B. Kent Luther c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	6,250	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Redwood West Coast, LLC(1)(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	21,796,668	51.7%

Jerry L. Ruyan(1)(2)(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	24,348,097	57.7%

All executive officers and directors as a group (7 persons)(1)(2)(3)(4)	25,533,385	59.9%

Series C Preferred Stock:

Redwood West Coast, LLC(4) 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Jerry L. Ruyan(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Thomas A. Donelan(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

Christopher P. Hendy(4) c/o Redwood Holdings, Inc. 9468 Montgomery Road Cincinnati, OH 45242	2,800	100.0%

All executive officers and directors as a group (7 persons)(4)	2,800	100.0%

*	Less than one percent.
(1)	Excluding the effect of the assumed conversion of the Series C preferred stock, the percentage ownership of the common stock would be as follows: Mr. Buchanan—1.8%; Mr. Butler—1.4%; Mr. Donelan—1.3%; Mr. Frank—1.8%; Mr. Hays—2.0%; Mr. Hendy—2.2%; Dr. Leterme—3.1%; Mr. Luther—0.0%; Redwood West Coast, LLC—0.0%; Mr. Ruyan—12.5%; all executive officers and directors as a group (7 persons)—13.4%.
(2)	Includes 947,223 shares common stock held by Redwood Holdings, Inc. which were acquired pursuant to the election of Redwood West Coast, LLC to receive shares of common stock in lieu of cash dividends on our Series C Preferred Stock held by Redwood West Coast, LLC, as permitted by the Certificate of Determination of our Series C preferred stock. As required by its Operating Agreement, Redwood West Coast, LLC directed that the shares of Common Stock be issued directly to its members. Redwood Holdings, Inc. received 947,223 shares of our common stock in this distribution. Redwood Holdings, Inc. is the owner of record of the 947,223 shares of our common stock . Mr. Donelan is a 24.9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc., which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, Inc.

(3)	Includes options to purchase common stock which are exercisable on or before May 27, 2004 as follows: Mr. Hays—425,000 shares; Mr. Luther—6,250 shares.
(4)	Redwood West Coast, LLC is the record owner of 2,800 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 17.7616% owner of Redwood West Coast, LLC—owning 10.6251% individually and 7.1365% through Redwood Holdings, Inc. (Mr. Donelan is a 24.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). Mr. Hendy is a 20.0382% owner of Redwood West Coast, LLC—owning 12.9017% individually and 7.1365% through Redwood Holdings, Inc. (Mr. Hendy is a 24.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). Mr. Ruyan is a 56.0427% owner of Redwood West Coast, LLC—owning 41.741% individually and 14.3017% through Redwood Holdings, Inc. (Mr. Ruyan is a 49.9% beneficial owner under an ESOP which owns 100% of Redwood Holdings, Inc.). In addition, Messrs. Donelan, Hendy and Ruyan serve on the Management Committee of Redwood West Coast, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of the shares reflected above, except to the extent of their direct and indirect pecuniary interests in Redwood West Coast, LLC.

Item 13.    Certain Relationships and Related Transactions

We pay Redwood Holdings, Inc. a monthly consulting fee of $15,000 for as long as it indirectly holds at least 50% of our voting stock.

Item 14.    Principal Accountant Fees and Services

Audit Fees

Audit fees billed to us by Levitz, Zacks & Ciceric for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, for the years 2003 and 2002, totaled $47,091 and $70,391 for 2003 and 2002, respectively.

Audit-Related Fees

Audit-related fees billed to us by Levitz, & Ciceric totaled $23,775 and $4,134 in 2003 and 2002, respectively. Audit-related services were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements (for example, consultations regarding the appropriate accounting treatment for certain transactions, and for consultations regarding the appropriate application of certain accounting standards), but are not reported under “Audit Fees” above.

Tax Fees

Tax fees billed to us by Levitz, Zacks & Ciceric for professional services rendered for tax compliance, tax advice and tax planning (for example, preparation and filing of our Federal and state income tax returns) totaled $32,918 and $2,728 in 2003 and 2002, respectively.

All Other Fees

There were no other fees billed to us by Levitz, Zacks & Ciceric with respect to the years 2003 and 2002.

Our Audit Committee approves all audit and non-audit services provided by our independent accounts prior to the accountant being engaged by us to perform such services, and our Audit Committee approved 100% of the services provided in the Audit-Related Fees and Tax Fees captions above. The Audit Committee has considered and believes that the provision of these non-audit services to us by Levitz, Zacks & Ciceric was compatible with maintaining Levitz, Zacks & Ciceric’s independence.

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

3.	Exhibits

Exhibits marked with an asterisk have not been attached to this Annual Report on Form 10-K, but instead have been incorporated by reference to other documents filed by us with the Securities and Exchange Commission. We will furnish a copy of any one or more of these exhibits to any shareholder who so requests.

Exhibit	Title	Method of Filing
2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.	Incorporated herein by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K dated January 25,2002.

3.1*	Articles of Incorporation, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.1.1*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

3.1.2*	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.	Incorporated herein by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

3.2*	Bylaws, as amended.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

4.1*	Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.2*	Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.	Incorporated herein by reference to the Registrant’s Form 8-A filed October 7, 1998.

Exhibit	Title	Method of Filing
4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.	Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed January 28, 2002.

4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.	Incorporated herein by reference to Exhibit 4.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.	Incorporated herein by reference to Exhibit 4.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.3 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.4 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.5*	Letter Agreement between Comerica Bank—California and the Registrant, dated September 4, 2003.	Incorporated herein by reference to Exhibit 4.4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.6*	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.7.2*†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.	Incorporated herein by reference to Exhibit 10.7.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.8.2*†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.	Incorporated herein by reference to Exhibit 10.8.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.10*†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.11.2*†	General Release and Settlement Agreement by and between Robert Buchanan and the Registrant, dated May 6, 2003.	Incorporated herein by reference to Exhibit 10.11.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit	Title	Method of Filing
10.34.1*	Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.	Incorporated herein by reference to Exhibit 10.34.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-76298, dated January 4, 2002.

10.69*#	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998.	Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.	Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.77*	License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.78*	Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.	Incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.86*	Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly-Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.	Incorporated herein by reference to Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.87*	Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.87.1*	Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.87.2*	Assignment of Note and Guaranty by the Registrant to Comerica Bank—California, dated August 31, 2002.	Incorporated herein by reference to Exhibit 10.87.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.88*	Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.89†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.	Incorporated herein by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit	Title	Method of Filing

10.90*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.91*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.92*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.93*	Consent Judgment and Injunction, dated April 22, 2003.	Incorporated herein by reference to Exhibit 10.93 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.94*†	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.	Incorporated herein by reference to Exhibit 10.94 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.95*#	Contract Development and Manufacturing Agreement, dated June 16, 2003.	Incorporated herein by reference to Exhibit 10.95 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

21	List of Subsidiaries.	Filed herewith.

23.1	Consent of Independent Auditors.	Filed herewith.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification Under Section 302 of the Sarbanes—Oxley Act of 2002.	Filed herewith.

32	Certification Under Section 906 of the Sarbanes—Oxley Act of 2002.	Filed herewith.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

On November 10, 2003, we filed a Form 8-K disclosing our results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2004	SYNBIOTICS CORPORATION

	By:	/s/ KEITH A. BUTLER
Keith A. Butler Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL R. HAYS Paul R. Hays	Chief Operating Officer, President and Director (Principal Executive Officer)	May 28, 2004

/s/ KEITH A. BUTLER Keith A. Butler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2004

/s/ THOMAS J. DONELAN Thomas J. Donelan	Director	May 28, 2004

/s/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	May 28, 2004

EXHIBIT INDEX

Exhibit	Title

2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.

3.1*	Articles of Incorporation, as amended.

3.1.1*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.

3.1.2*	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.

3.2*	Bylaws, as amended.

4.1*	Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.

4.2*

Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.

4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.

4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.

4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.

4.4.4*	Promissory Note from Registrant to Comerica Bank—California, dated January 25, 2002.

4.4.5*	Letter Agreement between Comerica Bank—California and the Registrant, dated September 4, 2003.

4.6*	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.

10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.

10.7.2*†	Employment Separation and General Release Agreement by and between Paul A. Rosinack and the Registrant, dated as of September 24, 2002.

10.8.2*†	Employment Separation and General Release Agreement by and between Michael K. Green and the Registrant, dated as of September 19, 2002.

10.10*†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.

10.11.2*†	General Release and Settlement Agreement by and between Robert Buchanan and the Registrant, dated May 6, 2003.

10.34.1*	Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended.

10.69*#	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998.

10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.

10.77*	License, Distribution and OEM Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.

Exhibit	Title

10.78*	Assignment Agreement by and between the Registrant and Agen Biomedical Limited, dated as of October 29, 2001.

10.86*	Asset Purchase Agreement by and between the Registrant and Danam Acquisition Corp., an Indirect Wholly-Owned Subsidiary of Drew Scientific Group PLC, dated August 30, 2002.

10.87*	Secured Promissory Note from Danam Acquisition Corp. to the Registrant, dated August 31, 2002.

10.87.1*	Guaranty Agreement between Drew Scientific Group PLC and the Registrant, dated August 31, 2002.

10.87.2*	Assignment of Note and Guaranty by the Registrant to Comerica Bank—California, dated August 31, 2002.

10.88*	Stock Swap Agreement between the Registrant and Redwood West Coast, LLC, dated October 31, 2002.

10.89†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.

10.90*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.91*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.92*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.93*	Consent Judgment and Injunction, dated April 22, 2003.

10.94*†	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.

10.95*#	Contract Development and Manufacturing Agreement, dated June 16, 2003.

21	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.