Form 10-Q
period 2004-03-31
SYNBIOTICS CORP
filed 2004-05-28
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 28, 2004, 20,378,479 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1,022,000	$1,045,000
Accounts receivable	2,997,000	2,686,000
Inventories	5,418,000	5,266,000
Other current assets	1,027,000	878,000

	10,464,000	9,875,000

Property and equipment, net	1,121,000	1,232,000
Goodwill	1,397,000	1,397,000
Intangibles, net	2,162,000	2,358,000
Other assets	416,000	479,000

	$15,560,000	$15,341,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$4,902,000	$4,005,000
Current portion of long-term debt	4,668,000	4,804,000

	9,570,000	8,809,000

Other liabilities	2,175,000	2,134,000

	2,175,000	2,134,000

Shareholders’ equity:
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at March 31, 2004 and December 31, 2003), 4,000 shares authorized, 2,800 shares issued and outstanding at March 31, 2004 and December 31, 2003	2,604,000	2,604,000
Common stock, no par value, 70,000,000 shares authorized, 20,379,000 and 20,025,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	46,473,000	46,316,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(498,000)	(411,000)
Accumulated deficit	(45,799,000)	(45,146,000)

Total shareholders’ equity	3,815,000	4,398,000

	$15,560,000	$15,341,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net sales	$5,131,000	$6,148,000
Royalties	47,000	2,000

	5,178,000	6,150,000

Operating expenses:
Cost of sales	2,448,000	2,963,000
Research and development	423,000	265,000
Selling and marketing	1,113,000	1,065,000
General and administrative	1,576,000	818,000
Patent litigation settlement		(515,000)

	5,560,000	4,596,000

(Loss) income from operations	(382,000)	1,554,000

Other income (expense):
Interest, net	(110,000)	(135,000)

(Loss) income before income taxes	(492,000)	1,419,000

Provision for income taxes	3,000	21,000

Net (loss) income	(495,000)	1,398,000

Translation adjustment	(87,000)	198,000

Comprehensive (loss) income	$(582,000)	$1,596,000

Basic net (loss)income per share	$(0.03)	$0.07

Diluted net (loss) income per share	$(0.03)	$0.03

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(495,000)	$1,398,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	294,000	333,000
Receivable from patent litigation settlement		(515,000)
Changes in assets and liabilities:
Accounts receivable	(350,000)	(1,000,000)
Inventories	(179,000)	153,000
Other assets	(161,000)	58,000
Accounts payable and accrued expenses	969,000	505,000
Other liabilities	43,000	40,000

Net cash provided by operating activities	121,000	972,000

Cash flows from investing activities:
Acquisition of property and equipment	(40,000)	(133,000)
Receipts from notes receivable	58,000

Net cash provided by (used for) investing activities	18,000	(133,000)

Cash flows from financing activities:
Payments of long-term debt	(137,000)	(381,000)

Net cash used for financing activities	(137,000)	(381,000)

Net increase in cash and equivalents	2,000	458,000

Effect of exchange rates on cash	(25,000)	18,000

Cash and equivalents – beginning of period	1,045,000	869,000

Cash and equivalents – end of period	$1,022,000	$1,345,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of operations and comprehensive (loss) income and of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was profitable in 2003, during the first quarter of 2004 the Company incurred a net loss of $495,000, and had an accumulated deficit of $45,799,000 as of March 31, 2004.

As of March 31, 2004, the Company had an outstanding principal balance under its bank debt totaling $4,668,000 (Note 5), all of which was due and payable in January 2004. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to obtain an extension from the bank or to restructure or refinance the bank debt. The Company’s resources do not enable it to repay the note in its entirety immediately.

These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 - Inventories:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Raw materials	$2,996,000	$2,532,000
Work in process	378,000	477,000
Finished goods	2,044,000	2,257,000

	$5,418,000	$5,266,000

Note 4 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 8). There were no changes in the carrying amount of goodwill from December 31, 2002 to March 31, 2004.

Other intangible assets were as follows:

	March 31, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$5,008,000	$3,003,000	$5,108,000	$2,922,000
Licenses	618,000	461,000	618,000	446,000

	$5,626,000	$3,464,000	$5,726,000	$3,368,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years (including the remaining nine months of 2004) is estimated to be as follows:

2004	$501,000
2005	638,000
2006	629,000
2007	369,000
2008	13,000

$2,150,000

Note 5 – Note Payable:

As of March 31, 2004, the Company had an outstanding principal balance under its bank debt totaling $4,668,000, all of which was due and payable in January 2004. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to obtain an extension from the bank or to restructure or refinance the bank debt.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6– Preferred Stock Dividend:

On March 11, 2004, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $158,000, for dividends accrued and payable as of January 31, 2004. Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, had elected to receive a dividend in the form of shares of the Company’s common stock in lieu of overdue cash dividends. As a result, the Company issued 354,000 shares of the Company’s common stock to Redwood’s distributees on March 11, 2004.

Note 7 – (Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended March 31,
	2004	2003
Basic net (loss) income used:
Net (loss) income	$(495,000)	$1,398,000
Less cumulative preferred stock dividends	(53,000)	(53,000)

Net (loss) income used in computing basic net (loss) income per share	$(548,000)	$1,345,000

Diluted net (loss) income used:
Net (loss) income used in computing basic (loss) income from continuing operations	$(548,000)	$1,345,000
Add cumulative preferred stock dividends		53,000

Net (loss) income used in computing diluted net (loss) income per share	$(548,000)	$1,398,000

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	20,202,000	18,786,000

Weighted average options and warrants to purchase common stock as determined by the treasury method		333,000

Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method		21,797,000

Shares used in computing diluted income (loss) per share	20,202,000	40,916,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C preferred stock as determined by the if-converted method totaling 23,481,000 and 583,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the three months ended March 31, 2004 and 2003, respectively, as their effect is anti-dilutive.

Note 8 - Income Taxes:

The Company’s provision for income taxes for the three months ended March 31, 2004, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s net operating loss for the period, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 9 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Diagnostics	$4,716,000	$5,891,000
Instruments	415,000	257,000
Other revenues	47,000	2,000

	$5,178,000	$6,150,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
United States	$2,960,000	$3,925,000
France	717,000	692,000
Other foreign countries	1,501,000	1,533,000

	$5,178,000	$6,150,000

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Long-lived assets:
United States	$2,919,000	$3,078,000
France	2,177,000	2,388,000

	$5,096,000	$5,466,000

There were no sales to any one customer that totalled 10% or more of total revenues during the three months ended March 31, 2004 and 2003.

Note 10 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net (loss) income:
As reported	$(495,000)	$1,398,000

Pro forma	$(511,000)	$1,364,000

Basic net (loss) income per share:
As reported	$(0.03)	$0.07

Pro forma	$(0.03)	$0.07

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Diluted net (loss) income per share:
As reported	$(0.03)	$0.03

Pro forma	$(0.03)	$0.03

Stock-based employee compensation:
As reported	$	$

Pro forma	$16,000	$34,000

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

Results of Operations

Our net sales for the first quarter of 2004 decreased by $1,017,000 or 17% from the first quarter of 2003. The decrease reflects a decrease in our diagnostic product sales of $1,175,000, offset by an increase in our instrument product sales of $158,000. Sales of our diagnostic products decreased primarily due to additional competition in the canine heartworm diagnostic market from Agen Biomedical Ltd. (“Agen”), who has entered the market with, we believe, a product which infringes our heartworm patent. Agen’s canine heartworm diagnostic product is essentially identical to our Witness® canine heartworm diagnostic test kit, including biological components which incorporate our patented technology.

Agen is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the members/owners of this buying group distribute our canine heartworm and other products, and have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling price for our Witness® canine heartworm product during the first quarter of 2004 was 31% less than that during the first quarter of 2003. We do not believe that this price erosion will be easily reversed, especially after our patent expires in late 2005. Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument and the resulting sales of the related consumables.

In April 2003, Agen terminated its supply agreement with us. Agen contract manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, using key biological components which we manufacture at our facilities and had provided to Agen. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We licensed the alternate-source Witness® canine heartworm product with the USDA, and we began selling this product in January 2004; we believe our first-quarter sales of this product would have been higher if we had been able to re-launch it before the quarter began. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale by the end of the third quarter of 2004. In addition to the material impact during the first quarter of 2004, we also believe that our results of operations and financial condition could be materially adversely affected for the remainder of 2004 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market.

In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking damages, we are asking for an injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States.

On March 15, 2004, the Court issued a temporary restraining order against Agen, preventing Agen’s canine heartworm diagnostic product from entering the United States market. However, on April 21, 2004, the Court denied our motion for a preliminary injunction and dissolved the temporary restraining order. In conjunction with the temporary restraining order, we were required to post a $250,000 bond; the Court has not yet released the bond. The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

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

Our cost of sales as a percentage of our net sales was 48% during the first quarter of 2004 and 2003. A significant portion of our manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. In 2004 we are incurring costs to re-license the feline leukemia and canine parvovirus diagnostic products with the USDA.

Our research and development expenses increased by $158,000 or 60% during the first quarter of 2004 as compared to the first quarter of 2003. The increase is a result of increased research and development expenses contracted by us from a third party and a 14% increase in foreign currency exchange rates over the first quarter of 2003. The increase in the foreign currency exchange rates affects the consolidation of Synbiotics Europe, SAS (“SBIO-E”), our wholly-owned subsidiary located in Lyon, France. Our research and development expenses as a percentage of our net sales were 8% and 4% during the first quarter of 2004 and 2003, respectively.

Our selling and marketing expenses increased by $48,000 or 5% during the first quarter of 2004 as compared to the first quarter of 2003. The increase is a result of advertising and promotional costs associated with the re-launch of our Witness® canine heartworm product and a 14% increase in foreign currency exchange rates over the first quarter of 2003. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our selling and marketing expenses as a percentage of our net sales were 22% and 17% during the first quarter of 2004 and 2003, respectively.

Our general and administrative expenses increased by $758,000 or 93% during the first quarter of 2004 as compared to the first quarter of 2003. The increase is primarily due to legal expenses associated with our ongoing lawsuit with Agen. In addition, our general and administrative expenses were higher due to a 14% increase in foreign currency exchange rates over the first quarter of 2003. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our general and administrative expenses as a percentage of our net sales were 31% and 13% during the first quarter of 2004 and 2003, respectively.

In November 1998, we filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by us relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April 2003, and we are receiving $265,000 in 24 monthly installments of $11,000 beginning in January 2004. Also, we are receiving royalty payments on future sales of licensed canine heartworm diagnostic products. As a result, we recorded a one-time credit to operating expenses totalling $515,000 during the three months ended March 31, 2003.

Our net interest expense decreased by $25,000 or 19% during the first quarter of 2004 as compared to the first quarter of 2003. The decrease is due to decreases in the outstanding principal balance of our bank debt.

We recognized a provision for income taxes of $3,000 during the first quarter of 2004 as compared to a provision for income taxes of $21,000 during the first quarter of 2003. The change is due to the net operating loss during the first quarter of 2004, and the provision for income taxes for the first quarter of 2004 represents minimum state income taxes.

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of March 31, 2004 (amounts are in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$4,668	$4,668
Operating leases	5,267	677	$923	$737	$523	$385	$2,022
Other long-term obligations	2,500		1,000	1,500

Our bank loan came due in January 2004; we did not pay it when it came due, and as of April 30, 2004, we had an outstanding principal balance on the note of $4,628,000. We will have to extend or restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. We believe we will be able to restructure or refinance the bank debt, and it is absolutely essential to us that we do so. However, no assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. Our bank has given us no commitment that it will formally extend or refinance the loan.

Our loan has been handled by the bank’s workout department since 2001. We have, however, with the exception of the January 25, 2004, balloon payment, always made our monthly payments of principal and interest, which we hope will weigh in our favor. In each of the past three years we have repaid approximately $1,200,000 of principal on the note.

We have had positive cash flow from operations. Nonetheless, our cash and working capital positions are uncomfortably thin and we may well require additional financing in the future, even if our bank loan situation is resolved. There can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

In addition to the necessity of extending or refinancing our bank loan which matured in January 2004, we may need additional capital in the future

Our bank loan came due in January 2004; we did not pay it when it came due, and as of April 30, 2004, we had an outstanding principal balance on the note of $4,628,000. We will have to restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. No assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. Our cash and working capital positions are uncomfortably thin. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

If we are unable to fully succeed in reintroducing to the market the Witness® products which were previously manufactured by Agen, it could also hinder our ability to restructure or refinance our bank loan, or obtain any other necessary additional capital.

We may be unable to fully succeed in reintroducing our key Witness® products

Agen was the contract manufacturer of certain of our Witness® in-clinic diagnostic products, and Agen ceased supplying these products in April 2003. We have licensed the alternate-source Witness® canine heartworm product with the USDA (now to be supplied by another contract manufacturer), and we began selling this product in January 2004. We also anticipate having the alternate-source Witness® feline leukemia and canine parvovirus products available for sale late by the end of the third quarter of 2004. In addition to the risks that the alternate-source products will be delayed, will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

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

Our canine heartworm diagnostic products constituted 24% of our sales for the year ended December 31, 2003. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected by Heska entering this market in 1999, and their benefitting from us being out of the market after Agen terminated our supply agreement. Since October 2003, Agen has also entered this market (with, we believe, a product which infringes our heartworm patent). Additional competition, including erosion of the average selling price, from Agen in this key market with this product has seriously damaged us. Even if we prevail against Agen in our patent litigation, we could face renewed competition from Agen or other new competitors when our U.S. heartworm patent expires in December 2005.

As previously mentioned, as a result of Agen ceasing to contract manufacture our Witness® products our sales were materially adversely affected in the second have of 2003 and the first quarter of 2004, and we believe that our sales could be materially adversely affected for the remainder of 2004 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

Although we were profitable in 2003, we did not achieve profitability for first quarter of 2004, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $45,694,000 at March 31, 2004. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. Also, the distributors are not bound to us by long-term agreements, and a decision by any major distributor to stop doing business with us could materially hurt our revenues. Agen is currently distributing its products through a co-operative buying group. Several of the members/owners of this buying group distribute our products, and have decided to promote Agen’s canine heartworm product instead of ours. IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us. In the past, we have lost major distributors to IDEXX Laboratories.

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

As mentioned above, in 2003 Agen, the previous contract manufacturer of certain of our Witness® in-clinic products, ceased to supply us with those products, and entered the market with competing products.

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

Agen has introduced into the U.S. market a canine heartworm diagnostic product which is essentially identical to our Witness® canine heartworm diagnostic test kit, including our patented biological components. In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. Although we obtained a temporary restraining order against Agen on March 15, 2004, on April 21, 2004, the Court denied our motion for a preliminary injunction and dissolved the temporary restraining order. In conjunction with the temporary restraining order, we were required to post a $250,000 bond; the Court has not yet released the bond. The lawsuit is currently in the discovery stage, and a trial date is scheduled for June 28, 2004.

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

Redwood controls us

The Series C preferred stock owned by Redwood West Coast LLC represents a majority of the voting power of all our stock. Redwood can and does control the election of our entire Board of Directors, and also controls all fundamental strategic decisions.

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

Interest Rate Risk

The fair value of our debt at March 31, 2004 was approximately $4,668,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. In the first quarter of 2004, 41% of our net sales were net sales of SBIO-E.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Synbiotics Corporation v. Agen Biomedical Limited – United States District Court for the Southern District of California

On September 3, 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking unspecified damages, we asked the Court for a declaratory judgment that Agen has willfully infringed Claim 5 of our U.S. Patent No. 4,789,631. We also asked the Court for a temporary restraining order and a preliminary injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States.

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

Agen Biomedical Limited v. Synbiotics Corporation – San Diego County Superior Court

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

See Item 5 below.

Item 3. Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $53,000 existed on our Series C preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On March 11, 2004, we declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $158,000, for dividends accrued and payable as of January 31, 2004. Redwood West Coast, LLC (“Redwood”), the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, had elected to receive a dividend in the form of shares of our common stock in lieu of overdue cash dividends. As a result, 353,535 shares of our common stock were issued to Redwood’s distributees on March 11, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
4.4.6	Forbearance Agreement by and between Comerica Bank and the Registrant, dated March 29, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On January 16, 2004, we filed a Form 8-K announcing that we issued a press release on January 14, 2004, announcing that we had received USDA approval of our Witness® HW in-clinic veterinary diagnostic for the detection of heartworm infections in dogs. (Items 5 and 7.)

On March 19, 2004, we filed a Form 8-K announcing that we issued a press release on March 15, 2004, announcing that the United States District Court for the Southern District of California had issued a Temporary Restraining Order against Agen Biomedical Limited, preventing Agen’s canine heartworm diagnostic product from entering the United States market. (Items 5 and7.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: May 28, 2004	/s/ Keith A. Butler
Keith A. Butler
Vice President – Finance and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)

EXHIBIT INDEX

Exhibit	Title
4.4.6	Forbearance Agreement by and between Comerica Bank and the Registrant, dated March 29, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/18 U.S.C. Section 1350.