Form 10-Q
period 2004-06-30
SYNBIOTICS CORP
filed 2004-08-16
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 16, 2004, there were 20,378,479 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$808,000	$1,045,000
Accounts receivable	2,527,000	2,686,000
Inventories	5,931,000	5,266,000
Other current assets	1,442,000	878,000

	10,708,000	9,875,000

Property and equipment, net	1,029,000	1,232,000
Goodwill	1,397,000	1,397,000
Intangibles, net	1,979,000	2,358,000
Other assets	354,000	479,000

	$15,467,000	$15,341,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$4,549,000	$4,005,000
Current portion of long-term debt	4,549,000	4,804,000

	9,098,000	8,809,000

Other liabilities	2,219,000	2,134,000

Shareholders’ equity:
Series C preferred stock, $1,000 liquidation preference per share (aggregating $2,800,000 at June 30, 2004 and December 31, 2003), 4,000 shares authorized, 2,800 shares issued and outstanding at June 30, 2004 and December 31, 2003	2,604,000	2,604,000
Common stock, no par value, 70,000,000 shares authorized, 20,379,000 and 20,025,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	46,473,000	46,316,000
Common stock warrants	1,035,000	1,035,000
Accumulated other comprehensive loss	(521,000)	(411,000)
Accumulated deficit	(45,441,000)	(45,146,000)

Total shareholders’ equity	4,150,000	4,398,000

	$15,467,000	$15,341,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net sales	$4,560,000	$4,774,000	$9,691,000	$10,922,000
Royalties	168,000	97,000	215,000	99,000

	4,728,000	4,871,000	9,906,000	11,021,000

Operating expenses:
Cost of sales	2,006,000	2,340,000	4,454,000	5,303,000
Research and development	316,000	291,000	739,000	556,000
Selling and marketing	1,025,000	988,000	2,138,000	2,052,000
General and administrative	1,727,000	897,000	3,304,000	1,715,000
Patent litigation settlement	(850,000)		(850,000)	(515,000)

	4,224,000	4,516,000	9,785,000	9,111,000

Income from operations	504,000	355,000	121,000	1,910,000

Other income (expense):
Interest, net	(147,000)	(139,000)	(257,000)	(274,000)

Income (loss) before income taxes	357,000	216,000	(136,000)	1,636,000

Provision for (benefit from) income taxes		(8,000)	2,000	13,000

Net income (loss)	357,000	224,000	(138,000)	1,623,000

Translation adjustment	(23,000)	191,000	(110,000)	389,000

Comprehensive income (loss)	$334,000	$415,000	$(248,000)	$2,012,000

Net income (loss) available to common shareholders	$304,000	$171,000	$(243,000)	$1,518,000

Basic net income (loss) per share	$0.01	$0.01	$(0.01)	$0.08

Diluted net income (loss) per share	$0.01	$0.01	$(0.01)	$0.04

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(138,000)	$1,623,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	576,000	546,000
Receivable from patent litigation settlement	(425,000)	(265,000)
Changes in assets and liabilities:
Accounts receivable	102,000	247,000
Inventories	(705,000)	571,000
Other assets	(131,000)	10,000
Accounts payable and accrued expenses	645,000	(1,782,000)
Other liabilities	87,000	80,000

Net cash provided by operating activities	11,000	1,030,000

Cash flows from investing activities:
Acquisition of property and equipment	(83,000)	(115,000)
Receipts from notes receivable	116,000

Net cash provided by (used for) investing activities	33,000	(115,000)

Cash flows from financing activities:
Payments of long-term debt	(256,000)	(786,000)

Net cash (used for) provided by financing activities	(256,000)	(786,000)

Net (decrease) increase in cash and equivalents	(212,000)	129,000

Effect of exchange rates on cash	(25,000)	37,000

Cash and equivalents – beginning of period	1,045,000	869,000

Cash and equivalents – end of period	$808,000	$1,035,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and six months ended June 30, 2004 and 2003 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was profitable in 2003, during the six months ended June 30, 2004, the Company incurred a net loss of $138,000, and had an accumulated deficit of $45,441,000 as of June 30, 2004.

As of June 30, 2004, the Company had an outstanding principal balance under its bank debt totaling $4,549,000 (Note 5), all of which was due and payable in January 2004. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to restructure or refinance the bank debt. The Company’s resources do not enable it to repay the note in its entirety immediately.

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

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 - Inventories:

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Raw materials	$3,422,000	$2,532,000
Work in process	416,000	477,000
Finished goods	2,093,000	2,257,000

	$5,931,000	$5,266,000

Note 4 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 10). There were no changes in the carrying amount of goodwill from December 31, 2002 to June 30, 2004.

Other intangible assets were as follows:

	June 30, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$4,972,000	$3,136,000	$5,108,000	$2,922,000
Licenses	618,000	475,000	618,000	446,000

	$5,590,000	$3,611,000	$5,726,000	$3,368,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years (including the remaining six months of 2004) is estimated to be as follows:

2004	$334,000
2005	638,000
2006	629,000
2007	369,000
2008	13,000

$1,983,000

Note 5 – Note Payable:

As of June 30, 2004, the Company had an outstanding principal balance under its bank debt totaling $4,549,000, all of which was due and payable in January 2004. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, the Company entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. In June 2004, the bank notified the Company that it was increasing the interest rate on the debt from prime plus 2%

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

to prime plus 7%. The Company believes it will be able to restructure or refinance the bank debt. However, no assurance can be given that the Company will be successful in this effort to restructure or refinance the bank debt.

Note 6 – Preferred Stock Dividends:

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

Note 7 – Patent Litigation Settlement:

In September 2003, the Company filed a lawsuit against Agen Biomedical, Ltd. (“Agen”) in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by the Company relating to heartworm diagnostic technology. In June 2004, the Company and Agen entered into a settlement agreement which has resolved all outstanding claims in the lawsuit. As part of the agreement, each party has licensed certain intellectual property rights from the other party, including Agen licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $425,000 in June 2004, and will receive $425,000 in June 2005. In addition, the Company will supply certain biologicals to Agen at specified prices, and the Company will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals. As a result the settlement, the Company has recorded a one-time credit to operating expenses totaling $850,000 during the three months ended June 30, 2004.

Note 8 –Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic net income (loss) used:
Net income (loss)	$357,000	$224,000	$(138,000)	$1,623,000
Less cumulative preferred stock dividends	(53,000)	(53,000)	(105,000)	(105,000)

Net income (loss) used in computing basic net income (loss) per share	$304,000	$171,000	$(243,000)	$1,518,000

Diluted net income (loss) used:
Net income (loss) used in computing basic income (loss	$304,000	$171,000	$(243,000)	$1,518,000

Add cumulative preferred stock dividends	53,000	53,000		105,000

Net income (loss) used in computing diluted net income (loss) per share	$357,000	$224,000	$(243,000)	$1,623,000

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	20,378,000	19,821,000	20,261,000	19,198,000

Weighted average options and warrants to purchase common stock as determined by the treasury method	1,054,000	665,000		500,000

Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method	21,797,000	21,797,000		21,797,000

Shares used in computing diluted income (loss) per share	43,229,000	42,283,000	20,261,000	41,495,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C preferred stock as determined by the if-converted method totaling 996,000 and 583,000 shares for the three months ended June 30, 2004 and 2003, respectively, and totaling 23,664,000 and 583,000 shares for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the shares used in computing diluted net income (loss) per share as their effect is anti-dilutive.

Note 9 – Income Taxes:

The Company’s provision for income taxes for the six months ended June 30, 2004, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s net operating loss for the period, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 10 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$4,156,000	$4,456,000	$8,872,000	$10,347,000
Instruments	404,000	318,000	819,000	575,000
Other revenues	168,000	97,000	215,000	99,000

	$4,728,000	$4,871,000	$9,906,000	$11,021,000

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$2,788,000	$2,991,000	$5,735,000	$6,914,000
France	511,000	500,000	1,224,000	1,088,000
Other foreign countries	1,429,000	1,380,000	2,947,000	3,019,000

	$4,728,000	$4,871,000	$9,906,000	$11,021,000

			June 30, 2004	December 31, 2003
			(unaudited)	(audited)
Long-lived assets:
United States			$2,768,000	$3,078,000
France			1,991,000	2,388,000

			$4,759,000	$5,466,000

There were no sales to any one customer that totaled 10% or more of total revenues during the three and six months ended June 30, 2004 and 2003.

Note 11 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of June 30, 2004 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Net income (loss):
As reported	$357,000		$224,000	$(138,000)	$1,623,000

Pro forma	$342,000		$191,000	$(169,000)	$1,557,000

Basic net income (loss) per share:
As reported	$0.01		$0.01	$(0.01)	$0.08

Pro forma	$0.01		$0.01	$(0.01)	$0.08

Diluted net income (loss) per share:
As reported	$0.01		$0.01	$(0.01)	$0.04

Pro forma	$0.01	$		$(0.01)	$0.04

Stock-based employee compensation:
As reported	$	$		$	$

Pro forma	$15,000		$33,000	$31,000	$66,000

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

Results of Operations

Our net sales for the second quarter 2004 decreased by $214,000 or 4% from the second quarter of 2003. The decrease reflects a decrease in our diagnostic product sales of $300,000, offset by an increase in our instrument product sales of $86,000. Our net sales for the six months ended June 30, 2004 decreased by $1,231,000 or 11% from the six months ended June 30, 2003. The decrease reflects a decrease in our diagnostic product sales of $1,475,000 offset by an increase in our instrument product sales of $244,000. Sales of our diagnostic products decreased primarily due to additional competition in the canine heartworm diagnostic market from Agen Biomedical Ltd. (“Agen”). Agen’s canine heartworm diagnostic product is essentially identical to our Witness® canine heartworm diagnostic test kit, including biological components which incorporate our patented technology.

Agen is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the members/owners of this buying group distribute our canine heartworm and other products, and have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling price for our Witness® canine heartworm product during the first six months of 2004 was 22% less than that during the first six months of 2003. We do not believe that this price erosion will be easily reversed, especially after our patent expires in late 2005. Our instrument product sales increased primarily due to increased placements of our SCA 2000TM blood coagulation timing instrument and the resulting sales of the related consumables.

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

Our cost of sales as a percentage of our net sales was 44% and 49% during the second quarter of 2004 and 2003, respectively, and was 46% and 49% during the six months ended June 30, 2004 and 2003, respectively. The decreases are due to improved margins on our Witness® canine heartworm diagnostic products due to a change in contract manufacturers, and on our SCA 2000TM consumables due to increased selling prices. A significant portion of our manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000TM instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. In 2004 we are incurring costs to re-license the feline leukemia and canine parvovirus diagnostic products with the USDA.

Our research and development expenses increased by $25,000 or 9% during the second quarter of 2004 as compared to the second quarter of 2003, and increased by $183,000 or 33% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is a result of increased research and development expenses contracted by us from a third party and an increase in foreign currency exchange rates over the second quarter of 2003 and the six months ended June 30, 2003 of 6% and 11%, respectively. The increase in the foreign currency exchange rates affects the consolidation of Synbiotics Europe, SAS (“SBIO-E”), our wholly-owned subsidiary located in Lyon, France. Our research and development expenses as a percentage of our net sales were 7% and 6% during the second quarter of 2004 and 2003, respectively, and were 8% and 5% during the six months ended June 30, 2004 and 2003, respectively.

Our selling and marketing expenses increased by $37,000 or 4% during the second quarter of 2004 as compared to the second quarter of 2003, and increased by $86,000 or 4% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increases are a result of advertising and promotional costs associated with the re-launch of our Witness® canine heartworm product and an increase in foreign currency exchange rates over the second quarter of 2003 and the six months ended June 30, 2003 of 6% and 11%, respectively. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our selling and marketing expenses as a percentage of our net sales were 22% and 21% during the second quarter of 2004 and 2003, respectively, and were 22% and 19% during the six months ended June 30, 2004 and 2003, respectively.

Our general and administrative expenses during the second quarter of 2004 increased by $830,000 or 93% as compared to the second quarter of 2003, and increased by $1,589,000 or 93% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increases are primarily due to legal expenses associated with our lawsuit with Agen. In addition, our general and administrative expenses were higher due to an increase in foreign currency exchange rates over the second quarter of 2003 and the six months ended June 30, 2003 of 6% and 11%, respectively. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our general and administrative expenses as a percentage of our net sales were 38% and 19% during the second quarter of 2004 and 2003, respectively, and were 34% and 16% during the six months ended June 30, 2004 and 2003, respectively. Because we settled the Agen litigation in late June 2004, we expect our legal expenses to decline significantly beginning in the third quarter of 2004.

In September 2003, we filed a lawsuit against Agen in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by us relating to heartworm diagnostic technology. In June 2004, we entered into a settlement agreement with Agen which has resolved all outstanding claims in the lawsuit. As part of the agreement, each party has licensed certain intellectual property rights from the other party, including Agen licensing from us the patent relating to the canine heartworm diagnostic technology. In addition, we received $425,000 in June 2004, and we will receive $425,000 in June 2005. In addition, we will supply certain biologicals to Agen at specified prices, and we will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals. As a result of the settlement, we have recorded a one-time credit to operating expenses totaling $850,000 during the three months ended June 30, 2004.

In November 1998, we filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by us relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April, 2003, and we will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004. As a result, we recorded a one-time credit to operating expenses totalling $515,000 during the first quarter of 2003. In addition, Heska agreed to make royalty payments to us on its sales of licensed canine heartworm diagnostic products beginning April 2003.

As a result of these settlement agreements, our royalty income during the second quarter of 2004 increased by $71,000 or 73% as compared to the first quarter of 2003, and increased by $116,000 or 117% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Any future royalty income will, of course, depend on the other companies’ net sales, which tend to be at the expense of our own product sales; also, depressed pricing in the market will tend to reduce the other companies’ net sales and thus reduce our future royalty income.

Our net interest expense increased by $8,000 or 6% during the second quarter of 2004 as compared to the second quarter of 2003, and decreased by $17,000 or 6% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The changes are due to decreases in the outstanding principal balance of our bank debt, offset by an increase in the interest rate on our bank debt. In June 2004, the bank notified us that it was increasing the interest rate on our bank debt from prime plus 2% to prime plus 7%.

We recognized a provision for income taxes of $2,000 during the six months ended June 30, 2004 as compared to a provision for income taxes of $13,000 during the six months ended June 30, 2003. The change is due to the net operating loss during the six months ended June 30, 2004, and the provision for income taxes for the six months ended June 30, 2004 represents minimum state income taxes.

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of June 30, 2004 (amounts are in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$4,549	$4,549
Operating leases	5,042	452	$923	$737	$523	$385	$2,022
Other long-term obligations	2,500		1,000	1,500

Our bank loan came due in January 2004; we did not pay it when it came due, and as of July 31, 2004, we had an outstanding principal balance on the note of $4,549,000. We will have to extend or restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. In June 2004, the bank notified us that it was increasing the interest rate on our bank debt from prime plus 2% to prime plus 7%. We believe we will be able to restructure or refinance the bank debt, and it is absolutely essential to us that we do so. However, no assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. Our bank has given us no commitment that it will refinance the loan.

Our loan has been handled by the bank’s workout department since 2001. We have, however, with the exception of the January 25, 2004, balloon payment, always made our monthly payments of principal and interest, which we hope will weigh in our favor. In each of the past three years we have repaid approximately $1,200,000 of principal on the note.

We have had positive cash flow from operations, although a large portion was from patent litigation settlements.. Nonetheless, our cash and working capital positions are uncomfortably thin and we may well require additional financing in the future, even if our bank loan situation is resolved. There can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

Our operations are seasonal due to the sales of our canine heartworm diagnostic products. Our sales and profits tend to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. In addition, sales of our SCA 2000TM instruments and supplies and our poultry diagnostic products reduce our seasonality.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

In addition to the necessity of extending or refinancing our bank loan which matured in January 2004, we may need additional capital in the future

Our bank loan came due in January 2004; we did not pay it when it came due, and as of June 30, 2004, we had an outstanding principal balance on the note of $4,549,000. We will have to restructure the note with the bank or refinance it with another lending source. The bank had informally reduced the monthly principal payments to $30,000 for the payments due February 1, 2004, and March 1, 2004. On March 29, 2004, we entered into a forbearance agreement with the bank whereby the bank agreed not to exercise any of its rights under the credit agreement through May 5, 2004, and agreed to formally reduce the monthly principal payments to $30,000 for the payments due April 1, 2004, and May 1, 2004; the forbearance agreement has now expired. In June 2004, the bank notified us that it was increasing the interest rate on our bank debt from prime plus 2% to prime plus 7%. No assurance can be given that we will be successful in this effort to restructure or refinance the bank debt. Our cash and working capital positions are uncomfortably thin. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

If we are unable to fully succeed in responding to competition in the canine heartworm market and in reintroducing to the market the Witness® products which were previously manufactured by Agen, it could also hinder our ability to restructure or refinance our bank loan, or obtain any other necessary additional capital.

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

Our canine heartworm diagnostic products constituted 24% of our sales for the year ended December 31, 2003. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected by Heska entering the market in 1999, and their benefiting from us being out of the market after Agen terminated our supply agreement. Since October 2003, Agen has also entered the market. Additional competition, including erosion of the average selling price, from Agen in this key market with this product has seriously damaged us. We could face renewed competition from other new competitors when our U.S. heartworm patent expires in December 2005.

Under our settlement with Agen in June 2004, we licensed Agen our U.S. heartworm patent. In addition we agreed to sell to Agen the same biological components as are used in our own Witness® in-clinic canine heartworm diagnostic products. Agen is therefore able to manufacture and sell canine heartworm diagnostic products that are substantially the same as ours. If Agen were to have its in-clinic canine heartworm products made by the same contract manufacturer as we use, it would further diminish our ability to distinguish our products in the marketplace and achieve satisfactory pricing.

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

We have a history of losses and an accumulated deficit

Although we were profitable in 2003, we had a loss for the six months ended June 30, 2004, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $45,441,000 at June 30, 2004. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000TM instrument products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

Any failure to adequately establish or protect our proprietary rights may adversely affect us, and our canine heartworm diagnostic patent expires in December 2005

We rely on a combination of patent, copyright, and trademark laws, trade secrets, and confidentiality and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed. From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the animal health care market increases.

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

Interest Rate Risk

The fair value of our debt at June 30, 2004 was approximately $4,549,000, which has a variable interest rate based on the prime rate.

A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt. In addition, if interest rates increased by five percentage points our ability to refinance our bank debt would be seriously compromised

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For the three and six months ended June 30, 2004, 37% and 39%, respectively, of our net sales were net sales of SBIO-E.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Synbiotics Corporation v. Agen Biomedical Limited – United States District Court for the Southern District of California

In September 2003, we filed a lawsuit against Agen Biomedical, Ltd. (“Agen”) in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by us relating to heartworm diagnostic technology. In June 2004, we entered into a settlement agreement with Agen which has resolved all outstanding claims in the lawsuit. As part of the agreement, each party has licensed certain intellectual property rights from the other party, including Agen licensing from us the patent relating to the heartworm diagnostic technology.

Agen Biomedical Limited v. Synbiotics Corporation – San Diego County Superior Court

On March 8, 2004, Agen filed an action against us in the San Diego County Superior Court seeking a declaratory judgment and specific performance requiring us to sell them certain biologicals, including the patented canine heartworm test biologicals, even after the 2003 termination of the supply agreement between Agen and us. In June 2004, we entered into a settlement agreement with Agen which has resolved all outstanding claims in the lawsuit. As part of the agreement, we will supply certain biologicals to Agen at specified prices, and we will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $105,000 existed on our Series C preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
10.96#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Agen Biomedical Limited and their affiliates, dated as of June 25, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

Exhibit	Title
31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

#  Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

On June 2, 2004, we furnished, on Form 8-K, a press release disclosing our results of operations and financial condition for the year ended December 31, 2003 and the quarter ended March 31, 2004 (Item 12).

On June 30, 2004, we filed a Form 8-K announcing that we had entered into a settlement with Agen Biomedical Ltd. resolving all ongoing litigation regarding Synbiotics’ US heartworm patent and other contractual matters (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: August 16, 2004	/s/ Keith A. Butler

Keith A. Butler Vice President – Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

Exhibit Index

Exhibit	Title
10.96#	Settlement Agreement by and between the Registrant and Agen Biomedical Limited and their affiliates, dated as of June 25, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

#  Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.