Form 10-Q
period 2004-09-30
SYNBIOTICS CORP
filed 2004-11-12
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 20,823,394 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$846,000	$1,045,000
Accounts receivable	2,090,000	2,686,000
Inventories	6,522,000	5,266,000
Other current assets	1,523,000	878,000

	10,981,000	9,875,000

Property and equipment, net	1,027,000	1,232,000
Goodwill	1,397,000	1,397,000
Intangibles, net	1,877,000	2,358,000
Deferred debt issuance costs	74,000
Other assets	290,000	479,000

	$15,646,000	$15,341,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$4,655,000	$4,005,000
Current portion of long-term debt (Note 3)	519,000	4,804,000
Other current liabilities	932,000

	6,106,000	8,809,000

Long-term debt (Note 3)	3,932,000
Other liabilities	1,332,000	2,134,000

	5,264,000	2,134,000

Shareholders’ equity:
Series C preferred stock, $1,000 liquidation preference per share (aggregating $3,050,000 and $2,800,000 at September 30, 2004 and December 31, 2003), 4,000 shares authorized, 3,050 and 2,800 shares issued and outstanding at September 30, 2004 and December 31, 2003	2,853,000	2,604,000
Common stock, no par value, 70,000,000 shares authorized, 20,823,000 and 20,025,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	46,578,000	46,316,000
Common stock warrants	1,110,000	1,035,000
Accumulated other comprehensive loss	(467,000)	(411,000)
Accumulated deficit	(45,798,000)	(45,146,000)

Total shareholders’ equity	4,276,000	4,398,000

	$15,646,000	$15,341,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net sales	$4,208,000	$4,056,000	$13,899,000	$14,978,000
Royalties	125,000	113,000	340,000	212,000

	4,333,000	4,169,000	14,239,000	15,190,000

Operating expenses:
Cost of sales	2,051,000	1,994,000	6,505,000	7,297,000
Research and development	354,000	321,000	1,093,000	877,000
Selling and marketing	860,000	982,000	2,997,000	3,034,000
General and administrative	1,191,000	928,000	4,496,000	2,643,000
Patent litigation settlement			(850,000)	(515,000)

	4,456,000	4,225,000	14,241,000	13,336,000

(Loss) income from operations	(123,000)	(56,000)	(2,000)	1,854,000

Other income (expense): Interest, net	(98,000)	(115,000)	(354,000)	(389,000)

(Loss) income before income taxes	(221,000)	(171,000)	(356,000)	1,465,000
Provision for (benefit from) income taxes	31,000	(7,000)	34,000	6,000

Net (loss) income	(252,000)	(164,000)	(390,000)	1,459,000

Translation adjustment	54,000	35,000	(56,000)	424,000

Comprehensive (loss) income	$(198,000)	$(129,000)	$(446,000)	$1,883,000

Net (loss) income available to common shareholders	$(309,000)	$(217,000)	$(552,000)	$1,301,000

Basic net (loss) income per share	$(0.02)	$(0.01)	$(0.03)	$0.07

Diluted net (loss) income per share	$(0.02)	$(0.01)	$(0.03)	$0.03

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(390,000)	$1,459,000
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	864,000	829,000
Receivable from patent litigation settlement	(425,000)	(265,000)
Changes in assets and liabilities:
Accounts receivable	557,000	227,000
Inventories	(1,271,000)	488,000
Other assets	(229,000)	(108,000)
Accounts payable and accrued expenses	700,000	(1,613,000)
Other liabilities	132,000	121,000

Net cash (used for) provided by operating activities	(62,000)	1,138,000

Cash flows from investing activities:
Acquisition of property and equipment	(196,000)	(190,000)
Receipts from notes receivable	174,000

Net cash (used for) investing activities	(22,000)	(190,000)

Cash flows from financing activities:
Payments of long-term debt	(353,000)	(1,021,000)
Proceeds from issuance of preferred stock	250,000

Net cash (used for) financing activities	(103,000)	(1,021,000)

Net (decrease) in cash and equivalents	(187,000)	(73,000)

Effect of exchange rates on cash	(12,000)	49,000

Cash and equivalents – beginning of period	1,045,000	869,000

Cash and equivalents – end of period	$846,000	$845,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and nine months ended September 30, 2004 and 2003 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was profitable in 2003, during the nine months ended September 30, 2004, the Company incurred a net loss of $390,000, and had an accumulated deficit of $45,798,000 as of September 30, 2004.

The Company has a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. These obligations are recorded at their accreted value in the accompanying condensed consolidated balance sheet under other current liabilities and other liabilities. The Company does not believe that its cash position will be sufficient to fund its operations and service its bank debt for the next twelve months if it also pays the $1,000,000 contractual obligation when it becomes due in July 2005. The contractual obligation is unsecured. In the event that the Company does not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. The Company plans to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful.

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

Note 3 – Debt Restructuring:

On September 23, 2004, the Company entered into an amendment (the “Credit Agreement Amendment”) of its credit agreement with Comerica Bank (“Comerica”), effective as of September 1, 2004. The outstanding principal balance of the Company’s bank debt immediately prior to the Credit Agreement Amendment was $4,472,000. Under the Credit Agreement Amendment, the Company issued an amended promissory note to Comerica in the amount of $599,000 (the “Comerica Note”), and Comerica sold the remaining principal of $3,873,000 to Remington Capital, LLC (“Remington”). The Company simultaneously issued an amended promissory note to Remington in the amount of $3,873,000 (the “Remington Note”).

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

The Comerica Note bears interest at the rate of prime plus 2%, and is payable in monthly installments, from October 1, 2004 to August 1, 2007, of $9,000 plus accrued interest (except the payments due on September 1, 2005 and 2006 are in the amount of $151,000 plus accrued interest). The Remington Note, which is subordinate to the Comerica Note, bears interest at the fixed rate of 7.75%, and is payable in blended monthly installments of principal and interest, from September 25, 2004 to August 25, 2014, of $46,485. Both the Comerica Note and the Remington Note are secured by all of the Company’s assets.

Pursuant to the Credit Agreement Amendment, the Company issued to both Comerica and Remington warrants to purchase 250,000 shares of its unregistered common stock at an exercise price of $0.17 per share. The warrants are exercisable at any time through September 1, 2010.

In addition, on September 2, 2004, the Company entered into a Series C Purchase Agreement (the “Series C Agreement”) with Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy. Under the Series C Agreement, simultaneously with the closing under the Credit Agreement Amendment, the Company sold to the above named parties a total of 250 newly-issued shares of unregistered Series C preferred stock of the Company for consideration totaling $250,000 in cash. Redwood Holdings, LLC and Mr. Hays each received 100 shares at the September 23, 2004 closing, and Mr. and Mrs. Molloy received 50 shares at the September 23, 2004 closing. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of the Company’s common stock (subject to anti-dilution adjustments).

Remington is indirectly owned 100% by Jerry L. Ruyan, Thomas A. Donelan and Christopher P. Hendy (collectively “Redwood”). Redwood also owns 94% of the remaining 2,800 shares of the Company’s Series C preferred stock originally outstanding and is the Company’s controlling shareholder. Mr. Donelan and Mr. Hendy, two of the three members of the Company’s board of directors, each own 24.9% of Redwood Holdings, LLC. Mr. Hays is the Company’s President and Chief Operating Officer, and is also a member of the Company’s board of directors.

Note 4 - Inventories:

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Raw materials	$3,624,000	$2,532,000
Work in process	354,000	477,000
Finished goods	2,544,000	2,257,000

	$6,522,000	$5,266,000

Note 5 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 10). There were no changes in the carrying amount of goodwill from December 31, 2002 to September 30, 2004.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Other intangible assets were as follows:

	September 30, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$5,052,000	$3,303,000	$5,108,000	$2,922,000
Licenses	618,000	490,000	618,000	446,000

	$5,670,000	$3,793,000	$5,726,000	$3,368,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years (including the remaining three months of 2004) is estimated to be as follows:

2004	$167,000
2005	638,000
2006	629,000
2007	369,000
2008	13,000

$1,816,000

Note 6 – Preferred Stock Dividends:

On September 2, 2004, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $105,000, for dividends accrued and payable as of July 31, 2004. Redwood West Coast, LLC, the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, had elected to receive a dividend in the form of shares of the Company’s common stock in lieu of overdue cash dividends. As a result, 444,915 unregistered shares of the Company’s common stock were issued to Redwood West Coast LLC’s distributees on September 7, 2004.

On March 11, 2004, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $158,000, for dividends accrued and payable as of January 31, 2004. Redwood West Coast, LLC, the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, had elected to receive a dividend in the form of shares of the Company’s common stock in lieu of overdue cash dividends. As a result, the Company issued 354,000 shares of the Company’s common stock to Redwood West Coast, LLC’s distributees on March 11, 2004.

Note 7 – Patent Litigation Settlement:

In September 2003, the Company filed a lawsuit against Agen Biomedical Ltd. (“Agen”) in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by the Company relating to heartworm diagnostic technology. In June 2004, the Company and Agen entered into a settlement agreement which resolved all outstanding claims in the lawsuit. As part of the agreement, each party licensed certain intellectual property rights from the other party, including Agen licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $425,000 in June 2004, and will receive $425,000 in June 2005. In addition, the Company will supply certain biologicals to Agen at specified prices, and the Company will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals. As a result the settlement, the Company recorded a one-time credit to operating expenses totaling $850,000 during the three months ended June 30, 2004.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – (Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic net (loss) income used:
Net (loss) income	$(252,000)	$(164,000)	$(390,000)	$1,459,000
Less cumulative preferred stock dividends	(57,000)	(53,000)	(162,000)	(158,000)

Net (loss) income used in computing basic net (loss) income per share	$(309,000)	$(217,000)	$(552,000)	$1,301,000

Diluted net (loss income) used:
Net (loss) income used in computing basic (loss) income	$(309,000)	$(217,000)	$(552,000)	$1,301,000

Add cumulative preferred stock dividends				158,000

Net (loss) income used in computing diluted net (loss) income per share	$(309,000)	$(217,000)	$(552,000)	$1,459,000

Shares used:
Weighted average common shares outstanding used in computing basic loss) income per share	20,601,000	20,025,000	20,401,000	19,406,000

Weighted average options and warrants to purchase common stock as determined by the treasury method				595,000

Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method				21,797,000

Shares used in computing diluted (loss) income per share	20,601,000	20,025,000	20,401,000	41,798,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C preferred stock as determined by the if-converted method totaling 25,767,000 and 23,146,000 shares for the three months ended September 30, 2004 and 2003, respectively, and totaling 25,856,000 and 578,000 shares for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the shares used in computing diluted net (loss) income per share as their effect is anti-dilutive.

On October 3, 2004, the Company sold 50 shares of its Series C preferred stock for $50,000 cash. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of the Company’s common stock (subject to anti-dilution adjustments).

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Income Taxes:

The Company’s provision for income taxes for the nine months ended September 30, 2004, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s net operating loss for the period, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 10 - Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$3,711,000	$3,654,000	$12,583,000	$14,001,000
Instruments	497,000	402,000	1,316,000	977,000
Other revenues	125,000	113,000	340,000	212,000

	$4,333,000	$4,169,000	$14,239,000	$15,190,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$2,588,000	$2,264,000	$8,445,000	$9,269,000
France	537,000	477,000	1,792,000	1,461,000
Other foreign countries	1,208,000	1,428,000	4,002,000	4,460,000

	$4,333,000	$4,169,000	$14,239,000	$15,190,000

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Long-lived assets:
United States	$2,735,000	$3,078,000
France	1,930,000	2,388,000

	$4,665,000	$5,466,000

There were no sales to any one customer that totaled 10% or more of total revenues during the three and nine months ended September 30, 2004 and 2003.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income:
As reported	$(252,000)	$(164,000)	$(390,000)	$1,459,000

Pro forma	$(267,000)	$(197,000)	$(436,000)	$1,360,000

Basic net (loss) income per share:
As reported	$(0.02)	$(0.01)	$(0.03)	$0.07

Pro forma	$(0.02)	$(0.01)	$(0.03)	$0.07

Diluted net (loss) income per share:
As reported	$(0.02)	$(0.01)	$(0.03)	$0.03

Pro forma	$(0.02)	$(0.01)	$(0.03)	$0.03

Stock-based employee compensation:
As reported	$	$	$	$

Pro forma	$15,000	$33,000	$46,000	$99,000

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

Results of Operations

Our net sales for the third quarter 2004 increased by $152,000 or 4% from the third quarter of 2003. The increase reflects a increase in our diagnostic product sales of $57,000, and an increase in our instrument product sales of $95,000. Sales of our diagnostic products increased due to the re-launch of our Witness® feline leukemia virus product, which we licensed with the USDA in August 2004, and due to price increases related to our canine reproductive services products. Our instrument product sales increased primarily due to increased placements of our SCA 2000TM blood coagulation timing instrument and the resulting sales of the related consumables, as well as increase in the average selling prices of the consumables. In addition, our sales were favorably impacted by a 9% increase in foreign currency exchange rates which affects the consolidation of Synbiotics Europe SAS (“SBIO-E”), our wholly-owned subsidiary located in Lyon, France.

Our net sales for the nine months ended September 30, 2004 decreased by $1,079,000 or 7% from the nine months ended September 30, 2003. The decrease reflects a decrease in our diagnostic product sales of $1,418,000 offset by an increase in our instrument product sales of $339,000, and also offset by a 10% increase in foreign currency exchange rates which affects the consolidation of SBIO-E. Sales of our diagnostic products decreased primarily due to additional competition in the canine heartworm diagnostic market from Agen Biomedical Ltd. (“Agen”). Agen’s canine heartworm diagnostic product is similar to our Witness® canine heartworm diagnostic test kit. Our instrument product sales increased primarily due to increased placements of our SCA 2000TM blood coagulation timing instrument and the resulting sales of the related consumables, as well as increase in the average selling prices of the consumables.

Agen is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the member-owners of this buying group also distribute our canine heartworm and other products, but have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling price for our Witness® canine heartworm product during the first nine months of 2004 was 24% less than that during the first nine months of 2003. We do not believe that this price erosion will be easily reversed, especially after our patent expires in late 2005.

In April 2003, Agen terminated its supply agreement with us. Agen contract manufactured certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, using key biological components which we manufacture at our facilities and had provided to Agen. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We licensed the alternate-source Witness® canine heartworm product with the USDA, and we began selling this product in January 2004; we believe our first-quarter sales of this product would have been higher if we had been able to re-launch it before the quarter began. We licensed the alternate-source Witness® feline leukemia product with the USDA, and began selling this product in August 2004. Our alternate-source canine parvovirus product is currently being considered for licensure by the USDA. In addition to the material impact during the first quarter of 2004, we also believe that our results of operations and financial condition could be materially adversely affected for the remainder of 2004 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market.

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

Our cost of sales as a percentage of our net sales was 49% during the third quarter of 2004 and 2003, and was 47% and 49% during the nine months ended September 30, 2004 and 2003, respectively. The decrease during the nine months is due to improved margins on our Witness® canine heartworm diagnostic and feline leukemia products due to a change in contract manufacturers, and on our SCA 2000TM consumables due to increased selling prices. A significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000TM instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. However, we lost substantial sales during the hiatus between the two contract manufacturers. In 2004 we are incurring costs to re-license the feline leukemia and canine parvovirus diagnostic products with the USDA.

Our research and development expenses increased by $33,000 or 10% during the third quarter of 2004 as compared to the third quarter of 2003, and increased by $216,000 or 25% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is a result of increased research and development expenses contracted by us from a third party and an increase in foreign currency exchange rates over the third quarter of 2003 and the nine months ended September 30, 2003 of 9% and 10%, respectively. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our research and development expenses as a percentage of our net sales were 8% during the third quarter of 2004 and 2003, and were 8% and 6% during the nine months ended September 30, 2004 and 2003, respectively.

Our selling and marketing expenses decreased by $122,000 or 12% during the third quarter of 2004 as compared to the third quarter of 2003, and decreased by $37,000 or 1% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decreases are a result of a concerted effort to reduce expenses as a result of the decrease in sales during the nine months ended September 30, 2004; the expense reductions were offset by advertising and promotional costs associated with the re-launch of our Witness® canine heartworm and feline leukemia virus products, and an increase in foreign currency exchange rates over the third quarter of 2003 and the nine months ended September 30, 2003 of 9% and 10%, respectively. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our selling and marketing expenses as a percentage of our net sales were 20% and 24% during the third quarter of 2004 and 2003, respectively, and were 22% and 20% during the nine months ended September 30, 2004 and 2003, respectively.

Our general and administrative expenses during the third quarter of 2004 increased by $263,000 or 28% as compared to the third quarter of 2003, and increased by $1,853,000 or 70% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increases are primarily due to legal expenses associated with our lawsuit with Agen. In addition, our general and administrative expenses were higher due to an increase in foreign currency exchange rates over the third quarter of 2003 and the nine months ended September 30, 2003 of 9% and 10%, respectively. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our general and administrative expenses as a percentage of our net sales were 28% and 23% during the third quarter of 2004 and 2003, respectively, and were 32% and 18% during the nine months ended September 30, 2004 and 2003, respectively. Because we settled the Agen litigation in late June 2004, our legal expenses declined significantly in the third quarter of 2004 as compared to the first and second quarters of 2004.

In September 2003, we filed a lawsuit against Agen in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by us relating to heartworm diagnostic technology. In June 2004, we entered into a settlement agreement with Agen which resolved all outstanding claims in the lawsuit. As part of the agreement, each party licensed certain intellectual property rights from the other party, including Agen licensing from us the patent relating to the canine heartworm diagnostic technology. In addition, we received $425,000 in June 2004, and we will receive $425,000 in June 2005. In addition, we will supply certain biologicals to Agen at specified prices, and we will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals. As a result of the settlement, we have recorded a one-time credit to operating expenses totaling $850,000 during the three months ended June 30, 2004.

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

As a result of these settlement agreements, our royalty income during the third quarter of 2004 increased by $12,000 or 11% as compared to the third quarter of 2003, and increased by $128,000 or 60% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Any future royalty income will, of course, depend on the other companies’ net sales, which tend to be at the expense of our own product sales; also, depressed pricing in the market will tend to reduce the other companies’ net sales and thus reduce our future royalty income.

Our net interest expense decreased by $17,000 or 15% during the third quarter of 2004 as compared to the third quarter of 2003, and decreased by $35,000 or 9% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decreases are due to decreases in the outstanding principal balance of our bank debt, and due to the restructuring of our bank debt in September 2004.

We recognized a provision for income taxes of $34,000 during the nine months ended September 30, 2004 as compared to a provision for income taxes of $6,000 during the nine months ended September 30, 2003. The change is due to foreign income taxes related to SBIO-E during the nine months ended September 30, 2004, and the provision for income taxes for the nine months ended September 30, 2004 represents minimum state income taxes.

A review of our business, in light of the market, reveals that our food animal diagnostics are not meeting their relative geographic sales potentials. Food animal diagnostics measure the health of herds or flocks and provide information for the economic management of herds or flocks. We currently manufacture all our poultry products at our San Diego, California facility and the majority of our livestock products at our Lyon. France facility. Both lines perform better in their local markets. Our intent is to better internationalize those portfolios. We are also developing, both internally and through in-licensing arrangements, new food animal diagnostic products that would expand and enhance our existing product line. These growth opportunities will necessitate additional expenses in research and development as well as additional marketing capacities to effectively target this market if the development projects come to fruition successfully.

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of September 30, 2004 (amounts are in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$4,451	$92	$524	$546	$392	$345	$2,552
Operating leases	4,816	226	923	737	523	385	2,022
Other obligations	2,500		1,000	1,500

On September 23, 2004, we entered into an amendment (the “Credit Agreement Amendment”) of our credit agreement with Comerica Bank (“Comerica”), effective as of September 1, 2004. The outstanding principal balance of our bank debt immediately prior to the Credit Agreement Amendment was $4,472,000. Under the Credit Agreement Amendment, we issued an amended promissory note to Comerica in the amount of $599,000 (the “Comerica Note”), and Comerica sold the remaining principal of $3,873,000 to Remington Capital, LLC (“Remington”). We simultaneously issued an amended promissory note to Remington in the amount of $3,873,000 (the “Remington Note”).

The Comerica Note bears interest at the rate of prime plus 2%, and is payable in monthly installments, from October 1, 2004 to August 1, 2007, of $9,000 plus accrued interest (except the payments due on September 1, 2005 and 2006 are in the amount of $151,000 plus accrued interest). The Remington Note, which is subordinate to the Comerica Note, bears interest at the fixed rate of 7.75%, and is payable in blended monthly installments of principal and interest, from September 25, 2004 to August 25, 2014, of $46,485. Both the Comerica Note and the Remington Note are secured by substantially all of our assets.

Pursuant to the Credit Agreement Amendment, we issued to both Comerica and Remington warrants to purchase 250,000 shares of our unregistered common stock at an exercise price of $0.17 per share. The warrants are exercisable at any time through September 1, 2010.

In addition, on September 2, 2004,we entered into a Series C Purchase Agreement (the “Series C Agreement”) with Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy. Under the Series C Agreement, simultaneously with the closing under the Credit Agreement Amendment, we sold to the above named parties a total of 250 newly-issued shares of unregistered Series C preferred stock for consideration totaling $250,000 in cash. Redwood Holdings, LLC and Mr. Hays each received 100 shares at the September 23, 2004 closing, and Mr. and Mrs. Molloy received 50 shares at the September 23, 2004 closing. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of our common stock (subject to anti-dilution adjustments).

Remington is indirectly owned 100% by Jerry L. Ruyan, Thomas A. Donelan and Christopher P. Hendy (collectively “Redwood”). Redwood also owns 94% of the remaining 2,800 shares of our Series C preferred stock originally outstanding and is our controlling shareholder. Mr. Donelan and Mr. Hendy, two of the three members of our board of directors, each own 24.9% of Redwood Holdings, LLC. Mr. Hays is our President and Chief Operating Officer, and is also a member of our board of directors.

As of September 30, 2004, we had working capital of $4,875,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. We do not believe that our cash position will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan on approaching the party to whom we owe these contractual obligations in an effort to enter into a payment arrangement. We plan to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

Our operations are seasonal due to the sales of our canine heartworm diagnostic products. Our sales and profits have historically tended to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. In addition, sales of our SCA 2000TM instruments and supplies and our poultry diagnostic products reduce our seasonality.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We may need additional capital in the future

As of September 30, 2004, we had working capital of $4,875,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. We do not believe that our current working capital will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

If we are unable to fully succeed in responding to competition in the canine heartworm market and in reintroducing to the market the Witness® products which were previously manufactured by Agen, it could also hinder our ability to obtain any other necessary additional capital.

We may be unable to fully succeed in reintroducing our key Witness® products

Agen was the contract manufacturer of certain of our Witness® in-clinic diagnostic products, and Agen ceased supplying these products in April 2003. We have licensed the alternate-source Witness® canine heartworm and feline leukemia virus products with the USDA (now supplied by another contract manufacturer), and we began selling the canine heartworm product in January 2004 and the feline leukemia virus product in August 2004. Our alternate-source Witness® canine parvovirus product is currently being considered for licensure by the USDA. In addition to the risks that the alternate-source products will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

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

Under our settlement with Agen in June 2004, we licensed Agen our U.S. heartworm patent. In addition we agreed to sell to Agen the same biological components as are used in our own Witness® in-clinic canine heartworm diagnostic products. Agen is therefore able to manufacture and sell canine heartworm diagnostic products that are substantially the same as ours. If Agen were to have its in-clinic canine heartworm diagnostic products made by the same contract manufacturer as we use, it would further diminish our ability to distinguish our products in the marketplace and achieve satisfactory pricing.

As previously mentioned, as a result of Agen ceasing to contract manufacture our Witness® products our sales were materially adversely affected in the second half of 2003 and the first quarter of 2004, and we believe that our sales could be materially adversely affected for the remainder of 2004 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

Although we were profitable in 2003, we had a loss for the nine months ended September 30, 2004, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $45,798,000 at September 30, 2004. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. Also, the distributors are not bound to us by long-term agreements, and a decision by any major distributor to stop doing business with us could materially hurt our revenues. Agen is currently distributing its products through a co-operative buying group. Several of the members/owners of this buying group also distribute our products, but have decided to promote Agen’s canine heartworm product instead of ours. IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us. In the past, we have lost major distributors to IDEXX Laboratories.

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

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm, feline leukemia virus and canine parvovirus diagnostic products and our SCA 2000TM instrument products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

Our canine heartworm business is seasonal

Our operations are seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits have historically tended to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. One effect of this is a need to devote large amounts of cash to building canine heartworm diagnostic products inventory in preparation for the canine heartworm selling season at a time when our working capital is relatively low.

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

Redwood controls us

The Series C preferred stock owned by Redwood represents a majority of the voting power of all our stock. Redwood can and does control the election of our entire Board of Directors, and also controls all fundamental strategic decisions.

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

Interest Rate Risk

The fair value of our debt at September 30, 2004 was approximately $4,451,000, of which $559,000 has a variable interest rate based on the prime rate. A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not hedge our cash flows on intercompany transactions, nor do we hold any other derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For example, the increase in the value of the dollar over the euro as of and for the nine months ended September 30, 2004, resulted in a $513,000 increase in our revenues, a $570,000 increase in our expenses, a $337,000 increase in our assets and a $107,000 increase in our liabilities (other than shareholders’ equity). For the three and nine months ended September 30, 2004, 37% and 39%, respectively, of our net sales were net sales of SBIO-E.

Item 4. Controls and Procedures

Paul Hays, our principal executive officer, and Keith Butler, our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Sales of Unregistered Securities and Use of Proceeds

On September 23, 2004, pursuant to a Credit Agreement Amendment, we issued to both Comerica Bank and Remington Capital, LLC warrants to purchase 250,000 shares of our unregistered common stock at an exercise price of $0.17 per share. The warrants are exercisable at any time through September 1, 2010. These securities are exempt from registration as the transaction is a Section 4(2) private offering, involving no underwriters.

On September 2, 2004, we entered into a Series C Purchase Agreement (the “Series C Agreement”) with Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy. Under the Series C Agreement, simultaneously with the closing under the Credit Agreement Amendment, we sold to the above named parties a total of 250 newly-issued shares of unregistered Series C preferred stock for consideration totaling $250,000 in cash. Redwood Holdings, LLC and Mr. Hays each received 100 shares at the September 23, 2004 closing, and Mr. and Mrs. Molloy received 50 shares at the September 23, 2004 closing. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of our common stock (subject to anti-dilution adjustments). This transaction was also a Section 4(2) private offering, involving no underwriters.

On September 2, 2004, we declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $105,000, for dividends accrued and payable as of July 31, 2004. Redwood West Coast, LLC, the holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, had elected to receive a dividend in the form of shares of our common stock in lieu of overdue cash dividends. As a result, 444,915 unregistered shares of our common stock were issued to Redwood West Coast LLC’s distributees on September 7, 2004. This issuance of unregistered equity securities does not require an exemption from registration as it does not constitute a “sale” of securities; however, in the event that an exemption would be required, the exemption would be a Section 4(2) private offering, involving no underwriters.

Item 3. Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $57,000 existed on our Series C preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
4.4.6*	Fourth Amendment to Credit Agreement and Loan Documents and Waiver of Defaults between the Registrant and Comerica Bank (and Remington Capital, LLC), dated as of September 1, 2004, incorporated by reference to Exhibit 4.4.6 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.7*	Promissory Note from the Registrant to Comerica Bank, dated September 1, 2004, incorporated by reference to Exhibit 4.4.7 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.8*	Promissory Note from the Registrant to Remington Capital, LLC, dated September 1, 2004, incorporated by reference to Exhibit 4.4.8 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.9*	Subordination Agreement dated as of September 1, 2004 between Comerica Bank and Remington Capital, LLC, and approved by the Registrant, incorporated by reference to Exhibit 4.4.9 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

Exhibit	Title
10.97*	Series C Purchase Agreement among the Registrant and Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy, dated September 2, 2004, incorporated by reference to Exhibit 10.97 to the Registrant’s Current Report on Form 8-K dated September 9, 2004

10.98*	Framework Agreement among Comerica Bank, Remington Capital, LLC and the Registrant, dated September 23, 2004, incorporated by reference to Exhibit 10.98 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.99*	Warrant to Purchase Stock, in favor of Comerica Bank, dated as of September 1, 2004, incorporated by reference to Exhibit 10.99 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.100*	Warrant to Purchase Stock, in favor of Remington Capital, LLC, dated as of September 1, 2004, incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.101†	Synbiotics Corporation 2004 Cash Bonus Plans Available To Corporate Officers, effective February 4, 2004.

10.102†*	2004 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

10.103†*	Form of Notice of Grant of Stock Option/Stock Option Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)/18 U.S.C. Section 1350.

*	- Incorporated by reference
†	- Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On September 9, 2004, we filed a Form 8-K announcing that we had entered into an agreement to sell 250 shares of our Series C preferred stock, and that we had issued 444,915 shares of our common stock for dividends on our Series C preferred stock (Items 1.01, 3.02 and 9.01).

On September 27, 2004, we filed a Form 8-K announcing that we had entered into an amendment of our credit agreement with Comerica Bank, issued new promissory notes to Comerica Bank and its transferee-in-part Remington Capital, LLC, issued warrants to Comerica Bank and Remington Capital, LLC, and (pursuant to prior agreement) issued 250 shares of Series C preferred stock (Items 1.01, 3.02 and 9.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: November 12, 2004	/s/ Keith A. Butler
Keith A. Butler
Vice President – Finance and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

Exhibit Index

Exhibit	Title
4.4.6*	Fourth Amendment to Credit Agreement and Loan Documents and Waiver of Defaults between the Registrant and Comerica Bank (and Remington Capital, LLC), dated as of September 1, 2004, incorporated by reference to Exhibit 4.4.6 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.7*	Promissory Note from the Registrant to Comerica Bank, dated September 1, 2004, incorporated by reference to Exhibit 4.4.7 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.8*	Promissory Note from the Registrant to Remington Capital, LLC, dated September 1, 2004, incorporated by reference to Exhibit 4.4.8 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.9*	Subordination Agreement dated as of September 1, 2004 between Comerica Bank and Remington Capital, LLC, and approved by the Registrant, incorporated by reference to Exhibit 4.4.9 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.97*	Series C Purchase Agreement among the Registrant and Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy, dated September 2, 2004, incorporated by reference to Exhibit 10.97 to the Registrant’s Current Report on Form 8-K dated September 9, 2004

10.98*	Framework Agreement among Comerica Bank, Remington Capital, LLC and the Registrant, dated September 23, 2004, incorporated by reference to Exhibit 10.98 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.99*	Warrant to Purchase Stock, in favor of Comerica Bank, dated as of September 1, 2004, incorporated by reference to Exhibit 10.99 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.100*	Warrant to Purchase Stock, in favor of Remington Capital, LLC, dated as of September 1, 2004, incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

10.101†	Synbiotics Corporation 2004 Cash Bonus Plans Available To Corporate Officers, effective February 4, 2004.

10.102†*	2004 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

10.103†*	Form of Notice of Grant of Stock Option/Stock Option Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)/18 U.S.C. Section 1350.

*	- Incorporated by reference
†	- Management contract or compensatory plan or arrangement.