Form 10-K
period 2004-12-31
SYNBIOTICS CORP
filed 2005-03-22
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,041,000 based on the closing sale price as reported by the NASD over-the-counter bulletin board. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2005, there were 21,606,126 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I

Item 1.    Business

General

Synbiotics Corporation is a leading provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are a major provider of diagnostic products to the animal health market. Our product portfolio consists of 93 diagnostic test kits and detection devices. Many of our products hold strong positions in their specific markets. In recent years we have been moving to refocus our business on our core diagnostics products.

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

Our most commercially successful products are our canine heartworm diagnostics (representing 24% of our net sales in 2004 and 2003, and 36%, of our net sales in 2002). We estimate that we have approximately a 15% share of the estimated $30 million U.S. canine heartworm diagnostics market. Sales of these products have historically been strongest during the first half of the year when distributors purchase merchandise to sell to veterinarians for the heartworm season.

Marketing

We sell our products throughout the world. In the United States, we market our line both directly and through independent distributors which, taken together, have approximately 90 outlets, 600 field sales representatives, and 200 telemarketing representatives covering the 25,000 veterinary clinics throughout the country. We also sell directly to laboratories and other centralized facilities. Outside the United States, we sell our small-animal products through distributors, and our food animal products directly to laboratories. We maintain a marketing and sales force, which trains distributor representatives, responds to technical inquiries and promotes products directly to veterinarians, laboratories and poultry producers.

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

Patents and Trade Secrets

We believe that our proprietary technology is an important competitive factor in our business, and that protection of our intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, we generally seek, and will continue to seek, to protect our interests by treating our particular variations in the production of monoclonal antibodies as trade secrets. We also pursue, and intend to continue to aggressively pursue, protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, we have been granted 8 U.S. patents. In fact, in 2004 we successfully settled litigation with Agen pertaining to our heartworm detection patent; in 2003 we successfully settled litigation with Heska Corporation pertaining to our heartworm detection patent. This patent expires in December 2005.

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

Competition

We are a major provider of diagnostic products to the animal health market. Most of our competitors are either small divisions of larger human health and chemical companies or smaller companies that sell veterinary products while trying to diversify into the higher profile, and more regulated, human health field. The principal competitor in the industry is IDEXX Laboratories, Inc., a publicly traded company with annual revenues of $549,000,000 (for 2004) that develops, manufactures, and distributes detection and diagnostic products for animal health, food, and environmental testing applications.

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, Heska Corporation, to whom we granted a non-exclusive license of our canine heartworm patent in 2003, and Agen Biomedical Limited, to whom we granted a non-exclusive license of our canine heartworm patent in 2004, the former contract manufacturer of certain of our WITNESS® diagnostic products. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our core canine heartworm diagnostic products can be subject to significant additional competition, affecting both our market share and our average selling price. We sued Heska for infringing our patent; the suit was settled in 2003 and Heska agreed to pay us a royalty. We also sued Agen, which entered the U.S. market in 2003, for infringing our patent; the suit was settled in 2004 and Agen agreed to pay us a royalty. However, our patent expires in December 2005. Despite expiration of the patent, the biological component of our in-clinic canine heartworm diagnostic test is proprietary to us; however, pursuant to our settlement with Agen, we supply Agen with our biological materials for their competing tests in this area and in the canine parvovirus area.

Research and Development

We spent approximately $1,486,000 and $1,177,000 on research and development activities during the years ended December 31, 2004 and 2003, respectively. These figures include both internal research and development and expenditures under contracts for research and development activities with outside parties relating to certain veterinary diagnostic products which utilize licensed technology.

Employees

As of December 31, 2004, we had a total of 96 employees worldwide, 93 of whom were full-time. In March 2005, we effected a two-person reduction in force at SBIO-E.

Raw Materials

The manufacturing of diagnostics and diagnostic instruments requires raw materials which generally are, and have been, readily available from several sources, or which (in the case of certain proprietary biological materials) we culture ourselves.

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

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 7, 2004. The following matters were submitted to a vote, with the results below:

(a)	Election of directors:

Nominee	For	Withheld
Thomas A. Donelan	36,746,936	698,908
Paul R. Hays	36,727,791	718,053
Christopher P. Hendy	36,727,271	718,573

(b)	Approval of the 2004 Stock Option/Stock Issuance Plan:

For	Against	Abstain	Broker Non-Votes
28,144,839	1,197,937	73,695	8,029,373

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in the over-the-counter market under the symbol SBIO. Price ranges reported are the high and low sale price information as reported by the over-the-counter market, or, in some periods, the NASD’s OTC Bulletin Board. All such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 21, 2005, there were approximately 567 shareholders of record of our common stock.

Year	Quarter	High	Low
2003	1st Quarter	$0.09	$0.07
	2nd Quarter	$0.20	$0.06
	3rd Quarter	$0.19	$0.11
	4th Quarter	$0.93	$0.13

2004	1st Quarter	$0.61	$0.31
	2nd Quarter	$0.44	$0.21
	3rd Quarter	$0.27	$0.10
	4th Quarter	$0.22	$0.12

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of our bank loan and of our Series C preferred stock restrict our ability to pay any cash dividends on our common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Total revenues	$19,219	$19,211	$21,671	$26,532	$29,738
(Loss) income from continuing operations	(647)	1,287	(6,862)	626	(13,193)
Net (loss) income	(647)	1,287	(14,401)	431	(18,518)
Basic (loss) income per share:
(Loss) income from continuing operations	(0.04)	0.06	(0.48)	0.06	(1.43)
Net income (loss)	(0.04)	0.06	(1.00)	0.04	(2.00)
Diluted (loss) income per share:
(Loss) income from continuing operations	(0.04)	0.03	(0.48)	0.06	(1.43)
Net (loss) income	(0.04)	0.03	(1.00)	0.04	(2.00)

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Consolidated Balance Sheet Data:
Total assets	$15,522	$15,341	$15,436	$26,502	$32,202
Long-term obligations	5,148	2,134	6,478	10,943	7,508

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

Overview

We are still working to recover from the effects of our cash crisis in 2002. Our total revenues and net sales have been declining annually since 2000, although they were essentially flat in 2004 from 2003. We believe that our operations have stabilized and that, with continued attention to steady and careful execution of our turnaround business plan, we can increase shareholder value.

Our main challenge in 2005 will be to resolve our unsecured contractual obligations of $1,000,000 due in July 2005 and $1,500,000 due in July 2006, both to the same unrelated third party. We cannot afford to make these payments as scheduled. If we miss the July 2005 payment, the entire obligation will be accelerated and will begin bearing interest at 10.5%.

Our auditors’ report on our 2004 financial statements contains a going-concern explanatory paragraph—a statement that there is substantial doubt about our ability to continue as a going concern.

In September 2004, we successfully resolved a similar situation, where we were unable to pay at maturity the remaining $4,804,000 principal amount of our loan from Comerica Bank. The resolution involved extension and amendment of the loan terms and the sale by Comerica of most of the loan to a company affiliated with Redwood West Coast, LLC, our majority shareholder.

The profitability of our canine heartworm diagnostic products has diminished due to competition from new entrants to the in-clinic canine heartworm diagnostics market, Heska and Agen. We believe their products infringed our U.S. patent in this area, and we separately sued them for patent infringement. Although we incurred significant litigation costs, the final settlements of these cases in 2003 and 2004 did not include barring their products from the market. Agen’s distributor appears to be following a price-cutting strategy, so this new competition is adversely affecting both our market share and our average selling price. In any event, our U.S. patent in this area expires in December 2005, and after then we would be unable to prevent any further additional competitors from entering this market.

We believe our results in 2005 and thereafter will benefit if we can avoid the heavy patent litigation expense we experienced in 2002, 2003 and, particularly, 2004. We currently are not involved in any litigation.

Our management and board of directors are beginning to explore a possible transaction that would result in our ceasing to be subject to SEC filing and reporting requirements. This possible transaction is a reverse stock split in which shareholders who do not hold a minimum number of shares of our common stock would have their shares converted into cash. Such a transaction would also result in a slight increase in the equity ownership of our shareholders whose shares are not converted into cash.

We have been monitoring the costs of operating as a publicly reporting company to determine whether, in our judgment, the direct and indirect costs outweigh the benefits to us and our shareholders. We incur significant costs associated with being a publicly traded company. Among other things, these costs include legal fees and audit fees (including fees for quarterly reviews performed by our auditors). In 2004, we began incurring the direct and indirect costs associated with Sarbanes-Oxley Act Section 404 compliance, and these will add significantly to our costs. The expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance, which was originally to take effect for our fiscal year 2005 but has now been delayed by the SEC until our fiscal year 2006, and the required attestation of those controls have been estimated to be equal to the entire cost of the fiscal 2004 year-end audit. Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties.

We have not reached any conclusion about whether the costs of being a publicly traded SEC reporting company outweigh the benefits, but as noted above we are evaluating a possible transaction the effect of which would be that we would no longer remain an SEC reporting company. Any such transaction would be designed to result in our having less than 300 stockholders of record, making us eligible to cease making SEC filings, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement disclosures, as well as our not having to comply with Section 404. While there would be a one-time cost to this transaction, which would be subject to shareholder approval, we believe that the decrease in ongoing direct costs would be approximately $150,000 per year.

If we decide to do a transaction as described above, public trading in our common stock, which is currently traded over-the-counter, would effectively become impossible after we opted out of our SEC filing obligations, due to the lack of publicly available information about us such as financial statements.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our net sales for 2004 decreased by $59,000 or less than 1% from 2003. The decrease reflects a decrease in our diagnostic product sales of $613,000 offset by an increase in our instrument product sales of $554,000, and also reflects a 10% increase in foreign currency exchange rates which affects the consolidation of SBIO-E and itself added $638,000 to our 2004 revenues. Sales of our diagnostic products decreased primarily due to additional competition in the canine heartworm diagnostic market from Agen Biomedical Ltd. (“Agen”), as well as disappointing performance at SBIO-E. Agen’s in-clinic canine heartworm diagnostic product is similar to our Witness® canine heartworm diagnostic test kit. Our instrument product sales increased primarily due to increased placements of our SCA 2000™ blood coagulation timing instrument and the resulting sales of the related consumables, as well as increases in the average selling prices of the consumables.

Agen is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the member-owners of this buying group also distribute our canine heartworm and other products, but have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling price for our Witness® canine heartworm product during 2004 was 16% less than that during 2003. We do not believe that this price erosion will be easily reversed, especially after our U.S. canine heartworm detection patent expires in late 2005.

In April 2003, Agen terminated its supply agreement with us. Agen had been our contract manufacturer for certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, using key biological components which we manufacture at our facilities and had provided to Agen. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen. We licensed the alternate-source Witness® canine heartworm product with the USDA, and we began selling this product in January 2004. We licensed the alternate-source Witness® feline leukemia product with the USDA, and began selling this product in August 2004. Our alternate-source canine parvovirus product was licensed by the USDA, and we began selling this product, in February 2005. In addition to the material impact during 2004, we also believe that our results of operations and financial condition could be materially adversely affected in 2005 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market.

In December 2004, one of our distributor customers placed an order totaling $546,000, which was shipped and invoiced in December 2004. The order represented approximately 50% of the customer’s prior twelve months purchases. We believe that due to the size of the order, the customer will not be placing any significant orders with us during the first quarter of 2005. Because the heartworm selling season straddles December and the first part of the next year, our year-to-year periodic results often vary as a result of such timing differences.

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

Our cost of sales as a percentage of our net sales was 48% during 2004 as compared to 49% during 2003. The decrease is due to improved margins on our Witness® canine heartworm diagnostic and feline leukemia products due to a change in contract manufacturers (offset by decreased selling prices), and on our SCA 2000™ consumables due to increased selling prices. A significant portion of our manufacturing costs are fixed.

Among our major products, our DiroCHEK® canine heartworm diagnostic products and our poultry products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We then identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. However, we lost substantial sales during the hiatus between the two contract manufacturers. In 2004 we incurred costs to re-license the in-clinic feline leukemia and canine parvovirus diagnostic products with the USDA, and we incurred costs in 2003 to re-license the in-clinic canine heartworm diagnostic product with the USDA.

Our research and development expenses increased by $309,000 or 26% during 2004 as compared to 2003. The increase is a result of a $103,000 increase in research and development expenses contracted by us from a third party, and increase of $68,000 in laboratory supplies, and $56,000 directly reflecting an increase in foreign currency exchange rates over 2003 of 10%. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our research and development expenses as a percentage of our net sales were 8% and 6% during 2004 and 2003, respectively.

Our selling and marketing expenses did not change significantly during 2004 as compared to 2003. Our selling and marketing expenses as a percentage of our net sales were 22% during 2004 and 2003.

Our general and administrative expenses increased $2,139,000 or 61% during 2004 as compared to 2003. The increase is primarily due to $1,314,000 of legal expenses associated with our lawsuit with Agen. We hope to minimize legal expenses in 2005, and we are not currently involved in any litigation. In addition, an extra $158,000 of our 2004 general and administrative expenses were simply due to an increase in foreign currency exchange rates over 2003 of 10%. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our general and administrative expenses as a percentage of our net sales were 30% and 18% during 2004 and 2003, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, “Share-Based Payments” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.

FAS 123R requires that the cost of all awards of equity instruments made to employees in exchange for employment services be recorded at fair value on the grant date, and the cost be charged to expense as the award vests. The determination of fair value is based upon option-pricing models (for example, Black-Scholes) adjusted for characteristics unique to the equity instrument.

We will be required to charge to expense the fair value of employee stock options which vest on or after July 1, 2005, and we expect to record compensation expense related to unvested employee stock options outstanding as of December 31, 2004, as follows: 2005—$33,000; 2006—$67,000; 2007—$46,000; 2008—$9,000.

In September 2003, we filed a lawsuit against Agen alleging that Agen infringed a patent owned by us relating to canine heartworm diagnostic technology. In June 2004, we entered into a settlement agreement with Agen which resolved all outstanding claims in the lawsuit. As part of the agreement, each party licensed certain intellectual property rights from the other party, including Agen licensing from us the patent relating to the canine heartworm diagnostic technology, and we received $425,000 in June 2004, and we will receive $425,000 in June 2005. As a result, we recorded a one-time credit to operating expenses totaling $850,000 during 2004. In addition, we agreed that we will continue to supply certain proprietary biologicals to Agen at specified prices, and we will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals. The Agen products compete directly with similar products of ours in the marketplace.

In November 1998, we filed a lawsuit against Heska Corporation alleging that Heska infringed a patent owned by us relating to heartworm diagnostic technology. In March 2003, we entered into settlement and license agreements with Heska which resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from us the patent relating to the heartworm diagnostic technology. In addition, we received $250,000 in April 2003, and we are receiving $265,000 in 24 monthly installments of $11,000 beginning in January 2004. As a result, we recorded a one-time credit to operating expenses totaling $515,000 during 2003. In addition, Heska agreed to make royalty payments to us on its sales of licensed canine heartworm diagnostic products beginning April 2003, until our patent expires in December 2005.

As a result of these settlement agreements, our royalty income during 2004 increased by $67,000 or 17% as compared to 2003. Any future royalty income will, of course, depend on the other companies’ net sales, which tend to be at the expense of our own product sales; also, depressed pricing in the market will tend to reduce the other companies’ net sales and thus reduce our future royalty income.

Our net interest expense decreased by $46,000 or 9% during 2004 as compared to 2003. The decrease is due to decreases in the outstanding principal balance of our bank debt, and due to the restructuring of our bank debt in September 2004.

We recognized a benefit from income taxes of $60,000 during 2004 as compared to a benefit from income taxes of $2,000 during 2003. The change is due primarily to an $84,000 deferred foreign tax benefit related to SBIO-E in 2004, offset by current foreign income tax expense related to SBIO-E during 2004 and minimum state income taxes in 2004.

A review of our business, in light of the market, reveals that our food animal diagnostics are not meeting their relative geographic sales potentials. Food animal diagnostics measure the health of herds or flocks and provide information for the economic management of herds or flocks. We currently manufacture all our poultry products at our San Diego, California facility and the majority of our livestock products at our Lyon, France facility. Both lines perform better in their local markets. Our intent is to better internationalize those portfolios. We are also developing, both internally and through in-licensing arrangements, new food animal diagnostic products that would expand and enhance our existing product line. These growth opportunities will necessitate additional expenses in research and development as well as improved marketing to effectively target this market if the development projects come to fruition successfully. In March 2005, we effected a two-person reduction in force at SBIO-E, in part as a result of this review. The reduction in force related to senior management positions. Due to severance costs associated with this reduction in force, the impact on our 2005 results of operations will be negligible. The savings from the reduction in force will be more readily evident in our 2006 results of operations.

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

In April 2003, we were notified by Agen that Agen was terminating its supply agreement with us due to late payment of invoices for test kits. Agen had been the contract manufacturer for certain of our Witness® in-clinic diagnostic products including canine heartworm, feline leukemia, feline heartworm and canine parvovirus, using key biological components which we manufacture at our facilities and had provided to Agen. These Witness® products represented $4,345,000 and $8,069,000 of our net sales during 2003 and 2002, respectively.

We identified a U.S.-based alternate contract manufacturer of the same Witness® products previously manufactured for us by Agen and began the process of licensing the alternate-source Witness® products with the USDA.

Agen introduced into the U.S. market in October 2003 a canine heartworm diagnostic product which is essentially identical to our Witness® canine heartworm diagnostic test kit, including biological components which incorporate our patented technology. In September 2003, we filed a patent infringement lawsuit against Agen claiming that Agen has willfully infringed our U.S. Patent No. 4,789,631 pertaining to heartworm detection technology. In addition to seeking damages, we asked for an injunction against Agen, preventing Agen from importing, selling or offering for sale their canine heartworm diagnostic test kit in the United States. The lawsuit was ultimately settled in June 2004.

Our cost of sales as a percentage of our net sales was 49% during 2003 and 2002. The preservation of margin despite reduced sales was heartening, because a significant portion of our internal manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products and our poultry products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Agen, the previous contract manufacturer of certain of our Witness® products, ceased to supply us with those products In April 2003. We identified a U.S.-based alternate contract manufacturer of the same Witness® products previously contract manufactured for us by Agen, and the cost of these products to us is lower than the cost of those contract manufactured for us by Agen. In 2003 we also incurred costs to re-license these products with the USDA.

Our research and development expenses decreased by $203,000 or 15% during 2003 as compared to 2002. The decreases are a result of a cost reduction program that was implemented at the end of the third quarter of 2002, offset by costs incurred 2003 related to the re-launching of our Witness® canine heartworm product. Our research and development expenses as a percentage of our net sales were 6% during 2003 and 2002.

Our selling and marketing expenses decreased $228,000 or 5% during 2003 as compared to 2002. The decreases are a result of a cost reduction program, including reductions in headcount, that were implemented at the end of the third quarter of 2002. Our selling and marketing expenses as a percentage of our net sales were 22% and 20% during 2003 and 2002, respectively.

Our general and administrative expenses decreased by $5,283,000 or 60% during 2003 as compared to 2002. The decrease during 2003 was primarily attributable to the non-recurrence of $3,682,000 of retention bonuses that became payable in the first quarter of 2002. The decrease was also attributable to a cost reduction program, including reductions in headcount, that was implemented at the end of the third quarter of 2002, and favorable effects of foreign currency exchange rates on our intercompany balances. 2002 expenses were also higher due to severance costs for three senior officers, including our former chief executive officer. Our general and administrative expenses as a percentage of our net sales were 19% and 41% during 2003 and 2002, respectively. Excluding the first quarter 2002 bonus expense our general and administrative expenses would have been $5,090,000 or 24% of our net sales during 2002.

In 2003 we incurred $421,000 of litigation expenses related to the Agen and Heska lawsuits. Our litigation expenses in 2002 were $161,000, all for the Heska lawsuit.

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

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of December 31, 2004 (amounts are in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$4,381	$546	$542	$390	$343	$371	$2,189
Operating leases	4,833	956	766	524	414	414	1,759
Other long-term obligations	2,500	1,000	1,500

On September 23, 2004, we entered into an amendment (the “Credit Agreement Amendment”) of our credit agreement with Comerica Bank (“Comerica”), effective as of September 1, 2004. Our note to Comerica had matured on January 25, 2004, but we were unable to pay the matured amount and instead we commenced negotiations which ultimately led to the Credit Agreement Amendment. The outstanding principal balance of our bank debt immediately prior to the Credit Agreement Amendment was $4,472,000. Under the Credit Agreement Amendment, we issued an amended promissory note to Comerica in the amount of $599,000 (the “Comerica Note”), and Comerica sold the remaining principal of $3,873,000 to Remington Capital, LLC (“Remington”), which is an affiliate of Redwood West Coast, LLC, our majority shareholder. We simultaneously issued an amended promissory note to Remington in the amount of $3,873,000 (the “Remington Note”).

The Comerica Note bears interest at the rate of prime plus 2%, and is payable in monthly installments, from October 1, 2004 to August 1, 2007, of $9,000 plus accrued interest (except the payments due on September 1, 2005 and 2006 are in the amount of $151,000 plus accrued interest). The Remington Note, which is subordinate to the Comerica Note, bears interest at the fixed rate of 7.75%, and is payable in blended monthly installments of principal and interest, from September 25, 2004 to August 25, 2014, of $46,000. Both the Comerica Note and the Remington Note are secured by substantially all of our assets.

Pursuant to the Credit Agreement Amendment, we issued to both Comerica and Remington warrants to purchase 250,000 shares of our unregistered common stock at an exercise price of $0.17 per share. The warrants are exercisable at any time through September 1, 2010.

In addition, on September 2, 2004, we entered into a Series C Purchase Agreement (the “Series C Agreement”) with Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy. Under the Series C Agreement, simultaneously with the closing under the Credit Agreement Amendment, we sold to the above named parties a total of 250 newly-issued shares of unregistered Series C preferred stock for consideration totaling $250,000 in cash. Redwood Holdings, LLC and Mr. Hays each received 100 shares at the September 23, 2004 closing, and Mr. and Mrs. Molloy received 50 shares at the September 23, 2004 closing. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of our common stock (subject to anti-dilution adjustments).

On October 3, 2004, we sold to an unrelated third party 50 newly-issued shares of our unregistered Series C preferred stock for consideration totaling $50,000 in cash. Each share of Series C preferred stock is convertible at any time into 7,785 unregistered shares of our common stock (subject to anti-dilution adjustments).

Remington is indirectly owned 100% by Jerry L. Ruyan, Thomas A. Donelan and Christopher P. Hendy (collectively “Redwood”). Redwood also owns 94% of the remaining 2,800 shares of our Series C preferred stock originally outstanding and is our controlling shareholder. Mr. Donelan and Mr. Hendy, two of the three members of our board of directors, each own 24.9% of Redwood Holdings, LLC. Mr. Hays is our President and Chief Executive Officer, and is also a member of our board of directors.

As of December 31, 2004, we had working capital of $4,943,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006.

We do not believe that our cash position will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan on approaching the party to whom we owe these contractual obligations in an effort to enter into a payment arrangement; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

Our operations are moderately seasonal due to the sales of our canine heartworm diagnostic products. Our sales and profits have historically tended to be concentrated in the first half of the year, as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. The operations of SBIO-E have reduced our seasonality as sales of their large animal diagnostic products tend to occur evenly throughout the year. In addition, sales of our SCA 2000™ instruments and supplies and our poultry diagnostic products reduce our seasonality.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We have a short-term obligation that we cannot afford to pay in accordance with it terms; we may need additional capital in the future

Our auditors’ report on our 2004 financial statements contains a going-concern explanatory paragraph.

As of December 31, 2004, we had working capital of $4,943,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same unrelated party, due in July 2006. We do not believe that our current working capital will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

If we are unable to fully succeed in responding to competition in the canine heartworm market and in other business, it could also hinder our ability to obtain any other necessary additional capital and/or create sooner the need to obtain financing.

We may be unable to fully succeed in reintroducing our key Witness® products

Agen was the contract manufacturer of certain of our Witness® in-clinic diagnostic products, and Agen ceased supplying these products in April 2003. We have licensed the alternate-source Witness® canine heartworm, feline leukemia virus and canine parvovirus products with the USDA (now supplied by another contract manufacturer), and we began selling the canine heartworm product in January 2004, the feline leukemia virus product in August 2004 and the canine parvovirus product in February 2005. In addition to the risks that the alternate-source products will experience quality issues, cannot be supplied reliably, etc., we cannot ensure that after our products have been off the market for several months we will necessarily be able to regain our previous market share and our previous price points.

The market in which we operate is intensely competitive, especially with regard to our key canine heartworm diagnostic products, and many of our competitors are larger and more established

The market for animal health care products is extremely competitive. Companies in the animal health care market compete to develop new products, to market and manufacture products efficiently, to implement effective research strategies, and to obtain regulatory approval. Our current competitors include IDEXX Laboratories, a significantly larger company, Heska Corporation and Agen. These companies have greater financial, manufacturing, marketing, and research resources than we do. In addition, IDEXX Laboratories prohibits its distributors from selling competitors’ products, including ours. Further, additional competition could come from new entrants to the animal health care market. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Our canine heartworm diagnostic products constituted 24% of our sales for the year ended December 31, 2004. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected by Heska entering the market in 1999, and their benefiting from us being out of the market after Agen terminated our supply agreement. Since October 2003, Agen has also entered the market. Additional competition, including erosion of the average selling price, from Agen in this key market with this product has seriously damaged us. We could face renewed competition from other new competitors when our U.S. heartworm patent expires in December 2005.

Under our settlement with Agen in June 2004, we licensed Agen our U.S. heartworm patent. In addition we agreed to sell to Agen the same biological components as are used in our own Witness® in-clinic canine heartworm and canine parvovirus diagnostic products. Agen is therefore able to manufacture and sell canine heartworm diagnostic and canine parvovirus products that are substantially the same as ours. If Agen were to have its in-clinic canine heartworm diagnostic products made by the same contract manufacturer as we use, it would further diminish our ability to distinguish our products in the marketplace and achieve satisfactory pricing.

As previously mentioned, as a result of Agen ceasing to contract manufacture our Witness® products our sales were materially adversely affected in 2003 and 2004, and we believe that our sales could be materially adversely affected in 2005 and beyond if we are unable to fully succeed in reintroducing the alternate-source products into the market. There can be no assurances that we will be able to achieve our previous sales levels of these in-clinic products.

We have a history of losses and an accumulated deficit

Although we were profitable in 2003, we had a loss in 2004, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $46,113,000 at December 31, 2004. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

We rely on third party distributors for a substantial portion of our sales

We have historically depended upon distributors for a large portion of our sales, and we may not have the ability to establish and maintain an adequate independent sales and marketing capability in any or all of our targeted markets. Distributor agreements render our sales exposed to the efforts of third parties who are not employees of Synbiotics and over whom we have no control. Their failure to generate significant sales of our products could materially harm our business. Reduction by these distributors of the quantity of our products which they distribute would materially harm our business. Also, the distributors are not bound to us by long-term agreements, and a decision by any major distributor to stop doing business with us could materially hurt our revenues. Agen is currently distributing its products through Vedco, a co-operative buying group. Several of the members/owners of this buying group also distribute our products, but have decided to promote Agen’s canine heartworm product instead of ours. IDEXX Laboratories’ prohibition against its distributors carrying competitors’ products, including ours, has made, and could continue to make, some distributors unavailable to us. In the past, we have lost major distributors to IDEXX Laboratories.

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

We depend on third party manufacturers, and may experience problems in obtaining supplies of our key products

We contract for the manufacture of some of our products, including our Witness® in-clinic canine heartworm, feline leukemia virus and canine parvovirus diagnostic products and our SCA 2000™ instrument products. We also expect that some of our anticipated new products will be manufactured by third parties. In addition, some of the products manufactured for us by third parties are licensed to us by their manufacturers. There are a number of risks associated with our dependence on third-party manufacturers including:

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

Our canine heartworm business is moderately seasonal

Our operations are moderately seasonal due to the timing of sales of our canine heartworm diagnostic products. Our sales and profits have historically tended to be concentrated in the first half of the year as our distributors prepare for the heartworm season by purchasing diagnostic products for resale to veterinarians. One effect of this is a need to devote large amounts of cash to building canine heartworm diagnostic products inventory in preparation for the canine heartworm selling season at a time when our working capital is relatively low.

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

Redwood controls us

The Series C preferred stock owned by Redwood represents a majority of the voting power of all our stock. Redwood can, and does, control the election of our entire Board of Directors, and also controls all fundamental strategic decisions. In addition, an affiliate of Redwood acquired from Comerica Bank a $3,873,000 note issued by us and secured by our assets. At December 31, 2004, the outstanding balance on this note was $3,809,000. Our ability to negotiate effectively with the note holder, if such negotiation were ever to be necessary or desirable, might be compromised by Redwood’s multifaceted control of us.

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

Interest Rate Risk

The fair value of our long-term debt at December 31, 2004 was approximately $4,381,000, of which $572,000 has a variable interest rate based on the prime rate. A change in interest rates of five percentage points would not have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are generally denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not generally hedge our cash flows on intercompany transactions, nor do we hold any other significant derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For example, the increase in the value of the euro over the dollar as of and for the year ended December 31, 2004, resulted in a $638,000 increase in our revenues, a $728,000 increase in our expenses, a $371,000 increase in our assets and a $112,000 increase in our liabilities (other than shareholders’ equity). For the year ended December 31, 2004, 38% of our net sales were net sales of SBIO-E.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

Synbiotics Corporation

We have audited the consolidated financial statements listed in the accompanying index of Synbiotics Corporation and its subsidiary as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synbiotics Corporation and its subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $46,113,000, and the Company has a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. The Company does not believe that its cash position will be sufficient to fund its operations and service its debt for the next twelve months if it also pays the $1,000,000 contractual obligation when it becomes due in July 2005. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEVITZ, ZACKS & CICERIC

Certified Public Accountants

San Diego, California

March 8, 2005

SYNBIOTICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$792,000	$1,045,000
Accounts receivable (net of allowance for doubtful accounts of $151,000 and $125,000 in 2004 and 2003)	2,574,000	2,686,000
Inventories	6,208,000	5,266,000
Other current assets	1,424,000	878,000

	10,998,000	9,875,000
Property and equipment, net	979,000	1,232,000
Goodwill, net	1,397,000	1,397,000
Intangibles, net	1,851,000	2,358,000
Other assets	297,000	479,000

	$15,522,000	$15,341,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,557,000	$4,005,000
Current portion of long-term debt	546,000	4,804,000
Other current liabilities	952,000

	6,055,000	8,809,000

Long-term debt	3,835,000
Other liabilities	1,313,000	2,134,000

	5,148,000	2,134,000

Commitments and contingencies (Note 13)

Shareholders’ equity:
Series C convertible preferred stock, $1,000 liquidation preference per share (aggregating $3,100,000 and $2,800,000 at December 31, 2004 and 2003), 4,000 shares authorized, 3,100 and 2,800 shares issued and outstanding at December 31, 2004 and 2003	2,904,000	2,604,000
Common stock, no par value, 70,000,000 shares authorized, 21,154,000 and 20,025,000 shares issued and outstanding at December 31, 2004 and 2003	46,636,000	46,316,000
Common stock warrants	1,110,000	1,035,000
Accumulated other comprehensive loss	(218,000)	(411,000)
Accumulated deficit	(46,113,000)	(45,146,000)

Total shareholders’ equity	4,319,000	4,398,000

	$15,522,000	$15,341,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2004	2003	2002
Revenues:
Net sales	$18,746,000	$18,805,000	$21,362,000
License fees			300,000
Royalties	473,000	406,000	9,000

	19,219,000	19,211,000	21,671,000

Operating expenses:
Cost of sales	9,051,000	9,133,000	10,450,000
Research and development	1,486,000	1,177,000	1,380,000
Selling and marketing	4,165,000	4,150,000	4,378,000
General and administrative	5,628,000	3,489,000	8,772,000
Patent litigation settlement	(850,000)	(515,000)
Impairment losses			2,877,000

	19,480,000	17,434,000	27,857,000

(Loss) income from operations	(261,000)	1,777,000	(6,186,000)
Other expense:
Interest, net	(446,000)	(492,000)	(669,000)

(Loss) income before income taxes	(707,000)	1,285,000	(6,855,000)
(Benefit from) provision for income taxes	(60,000)	(2,000)	7,000

(Loss) income from continuing operations	(647,000)	1,287,000	(6,862,000)
Discontinued operations, net of tax			217,000

(Loss) income before cumulative effect of a change in accounting principle	(647,000)	1,287,000	(6,645,000)
Cumulative effect of a change in accounting principle, net of tax			(7,756,000)

Net (loss) income	(647,000)	1,287,000	(14,401,000)
Translation adjustment	193,000	547,000	453,000

Comprehensive (loss) income	$(454,000)	$1,834,000	$(13,948,000)

Net (loss) income available to common shareholders	$(868,000)	$1,077,000	$(14,596,000)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.04)	$0.06	$(0.48)
Discontinued operations, net of tax			.01
Cumulative effect of a change in accounting principle, net of tax			(0.53)

Net (loss) income	$(0.04)	$0.06	$(1.00)

Diluted (loss) income per share:
Income (loss) from continuing operations	$(0.04)	$0.03	$(0.48)
Discontinued operations, net of tax			.01
Cumulative effect of a change in accounting principle, net of tax			(0.53)

Net (loss) income	$(0.04)	$0.03	$(1.00)

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(647,000)	$1,287,000	$(14,401,000)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,096,000	1,170,000	899,000
Receivable for patent litigation settlement	(425,000)	(265,000)
Retention bonus payable in common stock			2,641,000
Legal settlement payable in common stock			15,000
Impairment losses			2,877,000
Note receivable for discontinued operations			(500,000)
Cumulative effect of a change in accounting principle			7,756,000
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	165,000	79,000	802,000
Inventories	(844,000)	436,000	(125,000)
Other assets	(81,000)	24,000	267,000
Accounts payable and accrued expenses	381,000	(1,455,000)	(1,475,000)
Deferred revenue			(300,000)
Other liabilities	132,000	163,000	150,000

Net cash (used for) provided by operating activities	(223,000)	1,439,000	(1,394,000)

Cash flows from investing activities:
Acquisition of property and equipment	(179,000)	(276,000)	(193,000)
Receipts from notes receivable	233,000	92,000

Net cash provided by (used for) investing activities	54,000	(184,000)	(193,000)

Cash flows from financing activities:
Payments of long-term debt	(424,000)	(1,186,000)	(1,241,000)
Proceeds from issuance of preferred stock, net	300,000		2,604,000

Net cash (used for) provided by financing activities	(124,000)	(1,186,000)	1,363,000

Net (decrease) increase in cash and equivalents	(293,000)	69,000	(224,000)
Effect of exchange rates on cash	40,000	107,000	54,000
Cash and equivalents—beginning of period	1,045,000	869,000	1,039,000

Cash and equivalents—end of period	$792,000	$1,045,000	$869,000

See accompanying notes to consolidated financial statements.

SYNBIOTICS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock				Common Stock Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	8,990,000	$40,286,000					$1,035,000	$(1,411,000)	$(31,766,000)	$8,144,000
Reclassification of mandatorily redeemable common stock (Note 9)	621,000	3,107,000								3,107,000
Issuance of common stock pursuant to retention bonus agreements (Note 10)	8,255,000	2,642,000								2,642,000
Issuance of common stock in conjunction with the settlement of litigation	88,000	15,000								15,000
Issuance of preferred stock (Note 10)			2,800	$2,604,000						2,604,000
Exchange of preferred stock (Note 10)			(2,800)	(2,604,000)	2,800	$2,604,000
Cumulative translation adjustment								453,000		453,000
Net loss									(14,401,000)	(14,401,000)

Balance, December 31, 2002	17,954,000	46,050,000			2,800	2,604,000	1,035,000	(958,000)	(46,167,000)	2,564,000
Issuance of common stock in lieu of cash dividends on preferred stock (Note 10)	2,071,000	266,000							(266,000)
Cumulative translation adjustment								547,000		547,000
Net income									1,287,000	1,287,000

Balance, December 31, 2003	20,025,000	46,316,000			2,800	2,604,000	1,035,000	(411,000)	(45,146,000)	4,398,000
Issuance of common stock in lieu of cash dividends on preferred stock (Note 10)	1,129,000	320,000							(320,000)
Issuance of preferred stock (Note 10)					300	300,000				300,000
Issuance of common stock warrants in conjunction with amendment of debt agreement (Note 10)							75,000			75,000
Cumulative translation adjustment								193,000		193,000
Net loss									(647,000)	(647,000)

Balance, December 31, 2004	21,154,000	$46,636,000			3,100	$2,904,000	$1,110,000	$(218,000)	$(46,113,000)	$4,319,000

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

Amounts owed to the Company from one customer represented 27% of the Company’s trade accounts receivable as of December 31, 2004, substantially all of which was collected subsequent to December 31, 2004.

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents at December 31, 2004 and 2003 approximate their fair values. The carrying amount of the debt approximates fair value at December 31, 2004 and 2003 as the variable interest rate on the debt approximates current market rates of interest. The carrying amount of the other liabilities approximates fair value at December 31, 2004 and 2003 as the imputed interest rate of 8.42% approximates current market rates of interest.

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

Advertising Costs

The Company recognizes the costs of advertising at the time such charges are incurred. Advertising expense totaled $231,000, $342,000 and $338,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
Net (loss) income:
As reported		$(647,000)		$1,287,000		$(14,401,000)

Pro forma		$(720,000)		$1,147,000		$(14,615,000)

Basic net (loss) income per share:
As reported		$(0.04)		$0.06		$(1.00)

Pro forma		$(0.05)		$0.05		$(1.01)

Diluted net (loss) income per share:
As reported		$(0.04)		$0.03		$(1.00)

Pro forma		$(0.05)		$0.03		$(1.01)

Stock-based employee compensation:
As reported	$		$		$

Pro forma		$73,000		$140,000		$214,000

For disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 131.5%, 148.1% and 121.3%; risk-free interest rates of 2.8%, 2.1% and 3.1%; and expected lives of 3.8 years, 3.7 years and 3.7 years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, “Share-Based Payments” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.

FAS 123R requires that the cost of all awards of equity instruments made to employees in exchange for employment services be recorded at fair value on the grant date, and the cost charged to expense as the award vests. The determination of fair value is based upon option-pricing models (for example, Black-Scholes) adjusted for characteristics unique to the equity instrument.

The Company will be required to charge to expense the fair value of employee stock options which vest on or after July 1, 2005, and expects to record compensation expense related to unvested employee stock options outstanding as of December 31, 2004, as follows: 2005—$33,000; 2006—$67,000; 2007—$46,000; 2008—$9,000.

Income Taxes

The Company’s current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed as net (loss) income less cumulative preferred stock dividends divided by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed as net (loss) income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period (Note 12).

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company reports in the financial statements, in addition to net (loss) income, comprehensive (loss) income and its components including foreign currency items.

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

NOTE 2—GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shown in the consolidated financial statements, although profitable in 2003, during 2004 and 2002 the Company incurred net losses of $647,000 and $14,401,000, respectively, and had an accumulated deficit of $46,113,000 as of December 31, 2004.

The Company has a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. These obligations are recorded at their accreted value in the accompanying consolidated balance sheet under other current liabilities and other liabilities. The Company does not believe that its cash position will be sufficient to fund its operations and service its bank debt for the next twelve months if it also pays the $1,000,000 contractual obligation when it becomes due in July 2005. The contractual obligation is unsecured. In the event that the Company does not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. The Company plans to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful.

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

Note 3—RELATED PARTY AND CONTROLLING SHAREHOLDER:

Thomas A. Donelan, Christopher P. Hendy and Jerry L. Ruyan own 99% of Redwood Holdings, LLC. Redwood Holdings, LLC, owns 4% of the Company’s Series C preferred stock (Note 10), and also owns 3% of the Company’s common stock (Note 10).

Redwood West Coast, LLC, owns 90% of the Company’s Series C preferred stock (Note10). Messrs. Donelan, Hendy and Ruyan and Redwood Holdings, LLC, collectively, own 94% of Redwood West Coast, LLC.

Remington Capital, LLC, is the holder of a promissory note from the Company with a balance at December 31, 2004, of $3,809,000 (Note 8), and is the holder of a warrant to purchase 250,000 shares of the Company’s common stock (Note 10). Remington Capital, LLC, is indirectly owned 100% by Redwood Holdings, LLC.

Representatives of Redwood Holdings, LLC, Redwood West Coast, LLC, and Remington Capital, LLC, (collectively “Redwood”) constitute 67% of the Company’s Board of Directors. Redwood controls approximately 58% of the Company’s voting stock, and is therefore the Company’s controlling shareholder.

The Company pays to Redwood a monthly management fee of $15,000.

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PATENT LITIGATION SETTLEMENTS:

In November 1998, the Company filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by the Company relating to heartworm diagnostic technology. In March 2003, the Company and Heska entered into settlement and license agreements which resolved all outstanding claims in the lawsuit. As part of those agreements, each party licensed certain intellectual property rights from the other party, including Heska licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $250,000 in April 2003, will receive $265,000 in 24 monthly installments of $11,000 beginning in January 2004. As a result, the Company has recorded a one-time credit to operating expenses totaling $515,000 during the year ended December 31, 2003. Also, the Company is receiving royalty payments on Heska’s sales of licensed canine heartworm diagnostic products beginning April 2003.

In September 2003, the Company filed a lawsuit against Agen Biomedical Ltd. (“Agen”) in the United States District Court for the Southern District of California alleging that Agen infringed a patent owned by the Company relating to heartworm diagnostic technology. In June 2004, the Company and Agen entered into a settlement agreement which resolved all outstanding claims in the lawsuit. As part of the agreement, each party licensed certain intellectual property rights from the other party, including Agen licensing from the Company the patent relating to the heartworm diagnostic technology. In addition, the Company received $425,000 in June 2004, and will receive $425,000 in June 2005. As a result the settlement, the Company recorded a one-time credit to operating expenses totaling $850,000 during the year ended December 31, 2004. In addition, the Company will supply certain biologicals to Agen at specified prices, and the Company will receive a percentage of Agen’s sales of Agen products containing the supplied biologicals.

NOTE 6—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	December 31,
	2004	2003
Inventories:
Raw materials	$3,125,000	$2,532,000
Work in process	357,000	477,000
Finished goods	2,726,000	2,257,000

	$6,208,000	$5,266,000

Other current assets:
Notes receivable	$658,000	$233,000
Prepaid taxes	342,000	282,000
Income taxes receivable	192,000	138,000
Other	232,000	225,000

	$1,424,000	$878,000

Property and equipment:
Laboratory equipment	$2,438,000	$2,203,000
Leasehold improvements	586,000	561,000
Office and computer equipment	1,505,000	1,444,000
Construction in progress		21,000

	4,529,000	4,229,000
Less accumulated depreciation and amortization	(3,550,000)	(2,997,000)

	$979,000	$1,232,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $459,000, $545,000 and $515,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

	December 31,
	2004	2003
Accounts payable and accrued expenses:
Accounts payable	$2,767,000	$1,284,000
Accrued vacation	484,000	365,000
Accrued compensation	327,000	440,000
Accrued royalties	339,000	247,000
Accrued professional fees	156,000	371,000
Other	484,000	1,298,000

	$4,557,000	$4,005,000

NOTE 7—GOODWILL AND OTHER INTANGIBLES:

On January 1, 2002, the Company adopted FAS 142 (Note 1). As a result, in the first quarter of 2002 the Company recorded an impairment loss of $7,756,000 which is classified as a cumulative effect of a change in accounting principle, and ceased to amortize goodwill. In the fourth quarter of 2002, the Company performed its annual impairment assessment, and, as a result of decreases in the market price of the Company’s common stock during 2002, recorded an additional impairment loss of $2,877,000. The fair value used in the annual assessment was determined based upon the market price of the Company’s common stock on December 31, 2002. Based upon the market price of the Company’s common stock on December 31, 2004 and 2003, there was no impairment loss resulting from the annual impairment assessment in 2004 or 2003.

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 14). Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2001	$12,074,000
Impairment loss	(10,633,000)
Effect of currency exchange rates	(44,000)

Balance at December 31, 2002, 2003 and 2004	$1,397,000

Other intangible assets were as follows:

	December 31, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$5,423,000	$3,685,000	$5,108,000	$2,922,000
Licenses	618,000	505,000	618,000	446,000

	$6,041,000	$4,190,000	$5,726,000	$3,368,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $631,000 and $625,000 during the years ended December 31, 2004 and 2003, respectively. The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years is estimated to be as follows:

2005	$613,000
2006	604,000
2007	497,000
2008	66,000
2009	45,000

$1,825,000

NOTE 8—NOTE PAYABLE AND LONG-TERM DEBT:

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

The Comerica Note bears interest at the rate of prime plus 2% (effectively 7.25% at December 31, 2004), and is payable in monthly installments, from October 1, 2004 to August 1, 2007, of $9,000 plus accrued interest (except the payments due on September 1, 2005 and 2006 are in the amount of $151,000 plus accrued interest). The Remington Note, which is subordinate to the Comerica Note, bears interest at the fixed rate of 7.75%, and is payable in blended monthly installments of principal and interest, from September 25, 2004 to August 25, 2014, of $46,000. Both the Comerica Note and the Remington Note are secured by all of the Company’s assets.

In conjunction with the Credit Agreement Amendment, the Company issued to Comerica and Remington warrants to purchase an aggregate of 500,000 shares of the Company’s common stock (Note 10).

Principal payments during the next five years are as follows: 2005—$544,000; 2006—$544,000; 2007—$390,000; 2008—$343,000; 2009—$371,000.

Interest paid during 2004, 2003 and 2002 totaled $317,000, $334,000 and $502,000, respectively. The 2004 amount includes $75,000 paid to Remington.

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

On June 1, 2001, the Company assigned its feline leukemia virus vaccine distribution agreement with Intervet, Inc. to Merial Limited, Merial S.A.S. and Merial, Inc. (collectively “Merial”). In exchange, Merial waived its right to sell to the Company the above mentioned 621,000 shares of the Company’s common stock at

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.00 per share (the “Put Right”). Merial also agreed to allow the Company to pay accrued royalties, under a separate agreement, totaling $613,000 in ten monthly installments of $61,300 which began in July 2001. If the Company failed to meet its royalty payment obligation, the Put Right would have reverted to Merial. When the final royalty payment was made in April 2002, and the Put Right was extinguished, the Company reclassified the mandatorily redeemable common stock to shareholders’ equity.

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

NOTE 10—SHAREHOLDERS’ EQUITY:

In January 2002, the Company amended cash retention bonus agreements with certain employees (the “Converted Retention Bonuses”) so that, instead of cash, the employees received, on May 15, 2002, an aggregate of 8,255,000 shares of the Company’s common stock under the 1995 Stock Option/Stock Issuance Plan. The Company also agreed to pay the employees’ income tax withholding obligation related to the Converted Retention Bonuses. In January 2002, the Company recorded compensation expense, including the employees’ income tax withholding obligation, related to the Converted Retention Bonuses totaling $3,029,000. In addition, the Company also amended its remaining employee cash retention bonus agreements (the “Cash Retention Bonuses”) so that the amounts that would have become payable upon the consummation of the Redwood transaction would instead be payable in January 2003, and were paid in December 2002. The Company recorded compensation expense totaling $653,000 in January 2002 related to the Cash Retention Bonuses.

Redwood, the majority holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends as follows:

Accrued Through	Date Declared	Amount	Shares Issued	Date Distributed
January 31, 2003	March 26, 2003	$213,000	1,662,000	March 26, 2003
April 30, 2003	June 12, 2003	53,000	409,000	June 12, 2003
January 31, 2004	March 11, 2004	158,000	354,000	March 11, 2004
July 31, 2004	September 7, 2004	105,000	445,000	September 7, 2004
October 31, 2004	December 6, 2004	58,000	330,000	December 7, 2004
January 31, 2005	March 1, 2005	58,000	452,000	March 2, 2005

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Preferred Stock

The Company has a Series A Junior Participating Preferred Stock (the “Series A Preferred”) consisting of 200,000 shares. Each share of Series A Preferred is entitled to 1,000 votes. Each Series A Preferred share is entitled to dividends, payable in cash quarterly, in an amount equal to 1,000 times the aggregate per share amount of dividends declared on the common stock. In the event that no common stock dividends are declared, each share of Series A Preferred is entitled to $.001 per share. The Series A Preferred is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends; provided, however, that each Series A Preferred share is entitled to receive an aggregate amount per share equal to 10,000 times the aggregate amount per share distributed to the holders of common stock. In the event of a consolidation, merger, combination, etc., each share of Series A Preferred shall be exchanged into 1,000 times the aggregate per share consideration of the common stock. There were no shares of Series A Preferred issued and outstanding as of December 31, 2004 and 2003.

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

Series B Preferred Stock

In January 2002, the Company designated and authorized 4,000 shares of Series B Preferred Stock (the “Series B Preferred”). In January 2002, the Company issued to Redwood 2,800 shares of Series B Preferred in exchange for $2,800,000 cash, less $186,000 of issuance costs. In October 2002, the Company entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred Stock to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Preferred Stock

In October 2004, the Company sold to an unrelated third party 50 newly-issued shares of unregistered Series C preferred stock (the “Series C Preferred”) of the Company for consideration totaling $50,000 in cash.

In September 2004, the Company entered into a Series C Purchase Agreement (the “Series C Agreement”) with Redwood Holdings, LLC (Note 3), Paul Hays and Fintan and Janice Molloy. Under the Series C Agreement, simultaneously with the closing under the Credit Agreement Amendment (Note 8), the Company sold to the above named parties a total of 250 newly-issued shares of unregistered Series C Preferred for consideration totaling $250,000 in cash. Redwood Holdings, LLC and Mr. Hays each received 100 shares at the September 23, 2004 closing, and Mr. and Mrs. Molloy received 50 shares at the September 23, 2004 closing. Mr. Hays is the Company’s President and Chief Executive Officer, and is also a member of the Company’s Board of Directors.

In October 2002, the Company designated and authorized 4,000 shares of Series C Preferred, and entered into a Stock Swap Agreement with Redwood whereby the Company issued 2,800 shares of Series C Preferred to Redwood in exchange for Redwood’s 2,800 shares of Series B Preferred.

Each Series C Preferred share is entitled to cumulative dividends, payable in cash quarterly (although an election can be made by Redwood, as the majority holder of the Series C Preferred, to receive the dividends in shares of the Company’s common stock in the event the dividends are not paid within 30 days), in an annual amount of $75 per share; each Series C Preferred share is also entitled to, in effect, the dividends which had accumulated on a corresponding Series B Preferred share before the time of the swap. The Series C Preferred is entitled to a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. Each share of Series C Preferred has voting power equivalent to 7,785 shares of common stock. Each share of Series C Preferred is convertible into 7,785 shares of common stock (subject to anti-dilution adjustments).

Stock Warrants

Pursuant to the Credit Agreement Amendment (Note 8), the Company issued to both Comerica and Remington warrants to purchase 250,000 shares of its unregistered common stock at an exercise price of $0.17 per share. The warrants are exercisable at any time through September 1, 2010. The Company has valued the warrants at $75,000 using the Black-Scholes option pricing model.

In conjunction with a November 2000 amendment to its bank debt agreement, the Company issued to the bank a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant is exercisable at any time through November 30, 2007. The Company has valued the warrant at $32,000 using the Black-Scholes option pricing model.

In conjunction with the 1997 acquisition of SBIO-E, the Company issued to a financial institution a warrant to purchase 240,000 shares of the Company’s common stock at an exercise price of $.01 per share. The warrant is exercisable at any time through May 31, 2007 and contains certain anti-dilution provisions and registration rights. The Company has valued the warrant at $1,003,000 using the Black-Scholes option pricing model. In January 2002, the warrant was adjusted, pursuant to its anti-dilution provisions, and is now exercisable into 343,000 shares of the Company’s common stock at an exercise price of $0.007 per share.

Stock Option Plans

The Company has a 2004 Stock Option/Stock Issuance Plan (the “2004 Plan”) and a 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”) (collectively, the “Option Plans”).

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2004 Plan, adopted in July 2004, an aggregate of 3,000,000 shares of the Company’s common stock were reserved for issuance. The 2004 Plan is administered by the Board of Directors and provides that exercise prices shall be determined, for non-qualified options, by the Board of Directors, and, for incentive options, not less than 100 percent of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant.

The Company had previously adopted the 1995 Plan whereby an aggregate of 2,600,000 shares of the Company’s common stock were initially reserved for issuance. The 1995 Plan is administered by the Board of Directors and provides that exercise prices shall not be less than 85 percent (non-qualified options) and 100 percent (incentive options) of the fair market value of the shares at the date of grant. Options will generally vest at the rate of 1/16th of the granted shares in each continuous quarter of employment and have an exercise period not more than ten years from date of grant. In January 2002, in conjunction with the Redwood transaction (Note 3), the 1995 Plan was amended so that an aggregate of 10,753,000 shares of the Company’s common stock was reserved for issuance. In July 2003, the Plan was further amended so that an aggregate of 13,753,000 shares of the Company’s common stock was reserved for issuance.

The following is a summary of the Option Plans’ activity:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2001	1,292,000	$3.44
Granted	1,600,000	$0.08
Forfeited	(958,000)	$3.44

Outstanding at December 31, 2002	1,934,000	$0.66
Granted	400,000	$0.34
Expired	(16,000)	$4.71

Outstanding at December 31, 2003	2,318,000	$0.58
Granted	500,000	$0.20
Expired	(77,000)	$3.33

Outstanding at December 31, 2004	2,741,000	$0.43

Options to purchase an aggregate of 960,000 shares, 518,000 shares and 334,000 shares were exercisable under the Option Plans as of December 31, 2004, 2003 and 2002, respectively, with weighted-average exercise prices of $0.94, $2.09 and $3.43 at December 31, 2004, 2003 and 2002, respectively. The weighted-average fair value of options granted under the Option Plans during the years ended December 31, 2004, 2003 and 2002 was $0.16 per share, $0.29 per share and $0.04 per share, respectively. There was no compensation expense during 2004, 2003 and 2002 related to the Option Plans.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08–$1.00	2,500,000	8.7	$0.15	719,000	$0.13
$1.01–$2.54	42,000	5.1	$2.45	42,000	$2.45
$2.55–$3.81	123,000	2.6	$3.27	123,000	$3.27
$3.82–$4.50	76,000	2.9	$4.04	76,000	$4.04

$0.08–$4.50	2,741,000	8.2	$0.43	960,000	$0.94

Pursuant to an employment agreement, the Company will issue to its President, on December 30, 2005, options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on December 30, 2005.

In January 2002, in conjunction with the Converted Retention Bonuses, the Company cancelled options outstanding aggregating 880,000 shares of the Company’s common stock. In addition, options to purchase an aggregate of 72,000 shares of the Company’s common stock were modified to provide for immediate vesting, and to extend the expiration date to January 25, 2004. No compensation expense was recorded related to these modifications as the exercise prices of all of the options involved was greater than the fair market value of the shares on the modification date.

NOTE 11—INCOME TAXES:

The Company recorded a net (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2004, 2003 and 2002 as follows:

	Year Ended December 31,
	2004	2003	2002
Current income tax expense (benefit) from continuing operations:
Federal			$(14,000)
State	$6,000	$1,000	4,000
Foreign	18,000	13,000	20,000

	24,000	14,000	10,000

Deferred income tax (benefit) from continuing operations:
Federal
State
Foreign	(84,000)	(16,000)	(3,000)

	(84,000)	(16,000)	(3,000)

Net income tax (benefit) expense from continuing operations	$(60,000)	$(2,000)	$7,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets comprise the following:

	December 31,
	2004		2003
Net operating loss carryforwards		$3,031,000		$7,782,000
Tax credit carryforwards		282,000		580,000
Patent litigation settlement		361,000		435,000
Depreciation		498,000		382,000
Goodwill		2,326,000		2,660,000
Capital loss carryforwards		412,000		412,000
Accrued compensation		113,000		117,000
Other reserves and accruals		249,000		242,000

		7,272,000		12,610,000
Less valuation allowance		(7,272,000)		(12,610,000)

	$		$

The valuation allowance for deferred tax assets at December 31, 2004 and 2003 is due to management’s determination that, as a result of the Company’s liquidity concerns and accumulated deficit, it is more likely than not that the deferred tax assets will not be realized in the future.

A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2004	2003	2002
Amounts computed at statutory Federal rate	$(241,000)	$437,000	$(2,331,000)
State income taxes	4,000	86,000	(271,000)
Foreign income taxes	(107,000)	60,000	740,000
Income (deductions) for financial reporting purposes for which there is no current tax (benefit) provision	(112,000)	(26,000)	(9,000)
Utilization of Federal general business tax credits			(41,000)
Expiration of Federal general business tax credits	286,000	188,000	81,000
Expiration of Federal net operating loss carryforwards	5,445,000	220,000	37,000
Expiration of state net general business tax credits	3,000
Increase (decrease) in valuation allowance	(5,338,000)	(967,000)	1,801,000

	$(60,000)	$(2,000)	$7,000

The Company has available Federal net operating loss carryforwards at December 31, 2004 of approximately $5,086,000, which expire from 2005 to 2024. Available state net operating loss carryforwards at December 31, 2004 total approximately $4,222,000, which expire from 2005 to 2014. Due to the change in the Company’s ownership in 2002, the Company’s utilization of both Federal and state net operating carryforwards generated prior to February 2002 is limited to $60,000 per year. Foreign net operating loss carryforwards available to the Company at December 31, 2004 total approximately $2,979,000, for which there is no expiration date. Unused investment tax and research and development and alternative minimum tax credits at December 31, 2004 aggregate approximately $373,000 and expire from 2005 to 2013.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—(LOSS) INCOME PER SHARE:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Year Ended December 31,
	2004	2003	2002
Basic net (loss) income used:
(Loss) income from continuing operations	$(647,000)	$1,287,000	$(6,862,000)
Less cumulative preferred stock dividends	(221,000)	(210,000)	(195,000)

(Loss) income from continuing operations used in computing basic (loss) income from continuing operations per share	(868,000)	1,077,000	(7,057,000)
Discontinued operations, net of tax			217,000
Cumulative effect of a change in accounting principle, net of tax			(7,756,000)

Net (loss) income used in computing basic net (loss) income per share	$(868,000)	$1,077,000	$(14,596,000)

Diluted net (loss) income used:
(Loss) income used in computing basic (loss) income from continuing operations per share	$(868,000)	$1,077,000	$(7,057,000)

Add cumulative preferred stock dividends		210,000
(Loss) income used in computing diluted (loss) income from continuing operations per share	(868,000)	1,287,000	(7,057,000)
Discontinued operations, net of tax			217,000
Cumulative effect of a change in accounting principle, net of tax			(7,756,000)

Net (loss) income used in computing diluted net (loss) income per share	$(868,000)	$1,287,000	$(14,596,000)

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	20,552,000	19,529,000	14,599,000
Weighted average options and warrants to purchase common stock as determined by application of the treasury method		731,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method		21,797,000

Shares used in computing diluted net (loss) income per share	20,552,000	42,057,000	14,599,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C Preferred as determined by the if-converted method totaling 26,190,000 shares, 326,000 shares and 22,534,000 shares have been excluded from the shares used in computing diluted net (loss) income per share for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect is anti-dilutive.

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2005, the Company declared a dividend on the Series C preferred stock totaling $58,000, for dividends accrued and payable as of January 31, 2005. Redwood, the majority holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected to receive shares of the Company’s common stock in lieu of the cash dividends. As a result, 452,000 shares of the Company’s common stock were issued to the holders of the Series C preferred stock on March 2, 2005.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

The Company leases office, laboratory and manufacturing facilities and equipment under operating leases. The facilities leases provide for escalating rental payments. Future minimum rentals under noncancelable operating leases as of December 31, 2004 are as follows:

2005	$956,000
2006	766,000
2007	524,000
2008	414,000
2009	414,000
Thereafter	1,759,000

$4,833,000

Total rent expense under noncancelable operating leases was $1,107,000, $1,130,000 and $1,485,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 14—SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Year Ended December 31,
	2004	2003	2002
Diagnostics	$16,898,000	$17,511,000	$20,369,000
Instruments	1,848,000	1,294,000	993,000
Other revenues	473,000	406,000	309,000

	$19,219,000	$19,211,000	$21,671,000

The following are revenues and long-lived assets information by geographic area:

	Year Ended December 31,
	2004	2003	2002
Revenues:
United States	$11,515,000	$11,170,000	$14,430,000
France	2,489,000	2,126,000	1,783,000
Other foreign countries	5,215,000	5,915,000	5,458,000

	$19,219,000	$19,211,000	$21,671,000

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
Long-lived assets:
United States	$2,574,000	$3,078,000
France	1,950,000	2,388,000

	$4,524,000	$5,466,000

During the year ended December 31, 2004, sales to one customer totaled $1,930,000. There were no sales to any one customer that totaled 10% or more of total revenues during the years ended December 31, 2003 and 2002.

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data for 2004 and 2003 is as follows:

		1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Net sales	2004 2003	$5,131,000 6,148,000	$4,560,000 4,774,000	$4,208,000 4,056,000		$4,847,000 3,827,000

Gross profit	2004 2003	2,683,000 3,185,000	2,554,000 2,434,000	2,157,000 2,062,000		2,301,000 1,991,000

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	2004 2003	(495,000 1,398,000)	357,000 224,000	(252,000 (164,000	) )	(257,000 (171,000	) )

Basic (loss) income before extraordinary item and cumulative effect of change in accounting principle per share	2004 2003	(0.03 0.07)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

Diluted (loss) income before extraordinary item and cumulative effect of change in accounting principle per share	2004 2003	(0.03 0.03)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

Net (loss) income	2004 2003	(495,000 1,398,000)	357,000 224,000	(252,000 (164,000	) )	(257,000 (171,000	) )

Basic net (loss) income per share	2004 2003	(0.03 0.07)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

Diluted net (loss) income per share	2004 2003	(0.03 0.03)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors:

Name; Positions; Business Experience During the Past Five Years; Directorships in Reporting Companies	Director Since	Age
Thomas A. Donelan Member of Redwood Holdings, LLC, a privately held venture capital firm, since 1995.	2002	49
Paul R. Hays Our President, since December 2002, and Chief Executive Officer since February 2005; our Chief Operating Officer from December 2002 to February 2005; Executive Vice President—U.S. Business of Boehringer Ingelheim Vetmedica, Inc. from August 2001 to October 2002; Vice President—Corporate Marketing of Boehringer Ingelheim Vetmedica GmbH from August 1998 to July 2001; Chairman of the Board of BioScreen GmbH from August 1998 to July 2001; Vice President—Sales and Marketing of Boehringer Ingelheim Vetmedica, Inc. from November 1994 to July 2001.	2003	44
Christopher P. Hendy Member of Redwood Holdings, LLC, a privately held venture capital firm, since 1996.	2002	47

Executive Officers:

Name, Age, and Other Business Experience During the Past Five Years	Position

Paul R. Hays (44)

Formerly Executive Vice President— U.S. Business of Boehringer Ingelheim Vetmedica, Inc. from August 2001 to October 2002; Vice President—Corporate Marketing of Boehringer Ingelheim Vetmedica GmbH from August 1998 to July 2001; Chairman of the Board of BioScreen GmbH from August 1998 to July 2001; Vice President—Sales and Marketing of Boehringer Ingelheim Vetmedica, Inc. from November 1994 to July 2001.

President, since December 2002, and Chief Executive Officer—since February 2005; Chief Operating Officer—from December 2002 to February 2005.

Keith A. Butler (43)	Vice President—Finance, Chief Financial Officer and Secretary—since September 2002; Corporate Controller from March 1991 to September 2002.

Name, Age, and Other Business Experience During the Past Five Years	Position
Clifford Frank (55)	Vice President—Operations since September 2002; Director of Operations from September 1992 to September 2002.

Serge Leterme (44)	Vice President—Research and Development—since October 1998; President and Director General of Synbiotics Europe, SAS—since June 2002.

B. Kent Luther (40)

Formerly Director—Swine National Sales of Boehringer Ingelheim Vetmedica, Inc. from September 2001 to May 2003; Manager—Marketing of Boehringer Ingelheim Vetmedica, Inc. from June 1999 to September 2001.

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

Based solely on our review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, during the fiscal year ended December 31, 2004, our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and our principal financial officer. Our board of directors is satisfied that no such code is necessary to protect us and our shareholders given our current circumstances, in addition to our long history of uniformly ethical conduct.

Item 11.    Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 2004, 2003 and 2002 by each person (the “Named Executive Officers”) who

•	was our chief executive officer in 2004;

•	was serving as an executive officer on December 31, 2004 and was one of the four most highly compensated executive officers whose total 2004 salary and bonus exceeded $100,000; or

•	but for the fact that he was not serving as an executive officer on December 31, 2004, would have been included under the preceding bullet point.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation	All Other Compensation ($)(4)
Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)(2)		Other Annual Compensation ($)(3)		Awards
Securities Underlying Options/ SARS (#)
Keith A. Butler Vice President	2004 2003 2002	$ $ $	121,286 115,412 108,193	$ $	— 1,106 37,842		— — —	— — —	$ $ $	3,672 3,459 3,243

Clifford Frank Vice President	2004 2003 2002	$ $ $	140,425 137,000 133,532	$ $	— 1,106 47,030		— — —	— — —	$ $ $	4,246 4,110 3,321

Paul R. Hays President and Chief Executive Officer	2004 2003 2002	$ $ $	250,000 250,000 1,370	$ $	20,000 18,734 —	$	— 64,627 —	400,000 2,000,000 —	$ $	6,150 313 —

Serge Leterme Vice President	2004 2003 2002	$ $ $	165,736 148,253 137,648	$	— — 81,604	$	— — 14,063	— — —		— — —

B. Kent Luther Vice President	2004 2003	$ $	188,700 118,471		— —	$	— 56,149	100,000 —		$3,811 —

(1)	Includes amounts deferred under the 401(k) Compensation Deferral Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
(2)	The 2002 amounts were pursuant to retention bonus agreements; the bonuses were paid in shares of Synbiotics common stock as follows: Mr. Butler—294,583 shares; Mr. Frank—366,105 shares; Dr. Leterme—635,250 shares.
(3)	Consists of relocation expenses paid on behalf of Messrs. Hays and Luther in 2003, and contractually scheduled forgiveness of a loan made to Dr. Leterme to defray relocation expenses.
(4)	Includes matching contributions made by us to Mr. Butler’s 401(k) account, Mr. Frank’s 401(k) account, Mr. Hays’s 401(k) account and Mr. Luther’s 401(k) account.

The following table contains information concerning the grant of stock options to the Named Executive Officers:

Option/SAR Grants in Last Fiscal Year

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/ SARs Granted (#)		% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	5% ($)	10% ($)
Paul R. Hays	400,000	(1)	80.0%	$0.14	12/30/2014	$35,218	$89,250
B. Kent Luther	100,000	(2)	20.0%	$0.42	02/26/2014	$26,414	$66,937

(1)	The option becomes exercisable quarterly over a four-year period following the date of grant, which was December 30, 2004. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.
(2)	The option becomes exercisable quarterly over a four-year period following the date of grant, which was February 26, 2004. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARs at December 31, 2004(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARs at December 31, 2004($) Exercisable/ Unexercisable
Paul R. Hays	—	$—	700,000	$42,000
			1,700,000	$74,000

B. Kent Luther	—	$—	18,750	—
			81,250	—

(1)	Value is defined as the market price of our common stock at fiscal year end less the exercise price. The closing sale price of our common stock at December 31, 2004, was $0.15.

We have not granted any stock appreciation rights (“SARs”).

Employment Contracts and Change-in-Control Arrangements

We entered into an employment agreement dated December 30, 2002 with Paul R. Hays. The employment agreement, which expires December 30, 2005, provided for salary at an initial rate of $250,000 per annum, and provided for the issuance, upon Mr. Hays’s relocation to San Diego, of options to purchase 1,600,000 shares of our common stock (at $0.08 per share). Mr. Hays’s current salary rate is $20,833 per month. The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of our common stock; the option price for each of the annual options will be determined by the fair market value of our common stock on December 30 of the year in which the options are granted. Mr. Hays may receive a bonus for the years ending December 31, 2003, 2004 and 2005 calculated as follows: four percent (4.0%) of the first $1,000,000 of EBITDA in excess of $2,000,000 plus six percent (6.0%) of EBITDA in excess of $3,000,000. EBITDA is defined as earnings before; interest, income taxes, depreciation, amortization and any settlements/awards resulting from litigation existing as of December 30, 2002. There was no bonus earned under this agreement by Mr. Hays in 2004. If Mr. Hays is terminated without cause within the first 18 months of the agreement, he will receive twelve months’ salary at his then base salary rate. If Mr. Hays is terminated without cause within the last 18 months of the agreement, he will receive six months’ salary at his then base salary rate. If Mr. Hays is terminated without cause at any time during the agreement due to a change in control of us, he will receive twelve months’ salary at his then base salary rate.

We entered into an employment agreement dated May 12, 2003 with B. Kent Luther. The employment agreement, which expires December 30, 2005, provided for salary at an initial rate of $185,000 per annum. Mr. Luther’s current salary rate is $16,033 per month. If Mr. Luther is terminated without cause, he will receive six months’ salary at his then base salary rate. If Mr. Luther is terminated (other than for cause) in connection with an acquisition of us, he will receive twelve months’ salary at his then base salary rate.

We entered into an employment agreement dated July 1, 2002 with Serge Leterme. The employment agreement provided for salary at an initial rate of 136,5000 euros per annum. Dr. Leterme’s current base salary rate is 11,375 euros per month (equivalent to $15,397 per month as of December 31, 2004). In addition, we have provided Dr. Leterme with a company car, for which we are bearing the leasing costs and reasonable expenses incurred by Dr. Leterme for business activities. If Dr. Leterme is terminated without cause, he will receive the greater of six months’ salary at his then base salary rate or the amount of legal severance in France.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Donelan, Hays and Hendy. Mr. Hays is our employee. None of our executive officers served during 2004 as a director or compensation committee member of any other company, where the other company had one of its executive officers on our board of directors or Compensation Committee.

Report on Executive Compensation

The Compensation Committee acts on behalf of our Board of Directors to establish our general compensation policy for all of our employees. The Compensation Committee typically reviews base salary levels on or about June 1 of each year, and reviews target bonuses for the Chief Executive Officer and other executive officers and employees at or about the beginning of each year. The Compensation Committee administers our incentive and equity plans, including the 2004 Stock Option/Stock Issuance Plan and the 1995 Stock Option/Stock Issuance Plan.

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

Factors

Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer’s compensation package for the 2004 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years. All compensation decisions will be designed to further the general compensation policy indicated above.

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

Short-Term Incentive Compensation

Annual cash or stock bonuses are awarded to the extent that the Company meets financial objectives set by the Board of Directors at the beginning of each year. The amounts of the bonus payments, if any, are determined by the Compensation Committee, in its discretion. Mr. Hays was awarded a bonus of $20,000 in 2004 in lieu of a salary increase. No nominal bonuses were awarded to the other executive officers for 2004.

Long-Term Stock Based Incentive Compensation

The Compensation Committee believed that equity-based compensation in the form of stock options can, under appropriate conditions, link the interests of management and shareholders by focusing management on increasing shareholder value. The actual value of equity-based compensation depends entirely on appreciation of the Company’s common stock.

The Company’s employment agreement with Mr. Hays provided for the issuance, upon Mr. Hays’s relocation to San Diego, of options to purchase 1,600,000 shares of the Company’s common stock (at $0.08 per share). These options were granted on April 9, 2003. The agreement also provides for the annual issuance, on December 30, 2003, 2004 and 2005, of options to purchase 400,000 shares of the Company’s common stock; the option price for each of the annual options is determined by the fair market value of the Company’s common stock on December 30 of the year in which the options are granted. All of the options vest quarterly over four years from the date of grant. On February 26, 2004, the Company granted to Mr. Luther, its Vice President—Sales and Marketing, an option to purchase 100,000 shares of the Company’s common stock at $0.42 per share. The option vests quarterly over four years from the date of grant.

Although the Compensation Committee believed the performance of the Company and of the executive officers was satisfactory in 2004, the Compensation Committee’s view is that incentive compensation (above any contractual requirements) should be minimized until the Company’s turnaround is further along.

Chief Executive Officer Compensation

In setting the total compensation payable to Mr. Hays, who has served as the Company’s President since December 30, 2002, the Compensation Committee sought to be competitive with other companies in the industry. As described above under “Employment Contracts, Severance Agreements and Change in Control Agreements,” an employment agreement between the Company and Mr. Hays sets forth the terms and conditions, including minimum compensation, governing Mr. Hays’s employment. Other than as described above, Mr. Hays did not receive any other cash or stock compensation during 2004.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to the Company’s executive officers for the 2004 fiscal year did not exceed the $1 million limit per officer. The Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for will exceed that limit. The Company’s 2004 Stock Option/Stock Issuance Plan and its 1995 Stock Option/Stock Issuance Plan have been structured so that any compensation deemed paid in connection with the exercise of option grants made under those plans with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Since it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision if the individual cash compensation of any executive officer ever approaches the $1 million level.

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

Thomas A. Donelan

Paul R. Hays

Christopher P. Hendy

Compensation Committee of the Board of Directors”

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock, which is currently traded on the over-the-counter market, from December 31, 2000 to December 31, 2004 with the cumulative total return on the Nasdaq Stock Market—U.S. Index and a self-constructed industry peer group index over the same period (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 1999, and reinvestment of all dividends). The self-constructed industry peer group consists of Abaxis, Inc., Heska Corporation and IDEXX Laboratories, Inc.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Investment Value of December 31,
	2000	2001	2002	2003	2004
Synbiotics Corporation	$17	$9	$3	$12	$6
Nasdaq Stock Market—U.S. Index	128	86	54	125	44
Industry Peer Group Index	102	119	125	293	311

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 regarding our compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,741,000	$0.43	5,466,450
Equity compensation plans not approved by security holders	—	n/a	—

Total	2,741,000	$0.43	5,466,450

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of each class of our voting stock as of March 21, 2005 of each of our directors, director nominees, 5% shareholders and the Named Executive Officers (as defined in “Executive Compensation and Other Information”), and of our directors and executive officers as a group. Except as noted, and except for the effect of applicable community-property laws, each person has sole investment and voting power over the shares shown. Percentages are calculated based on 45,738,152 shares of our common stock assumed outstanding (21,606,126 shares actually outstanding and 24,132,026 assumed outstanding upon conversion of the Series C preferred stock) and 3,100 shares of our Series C preferred stock outstanding as of March 21, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock:

Keith A. Butler(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	—	—

Thomas A. Donelan(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	23,917,745	52.0%

Clifford Frank(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	366,105	*

Paul R. Hays(1)(3)(5) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	1,753,701	3.8%

Christopher P. Hendy(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	24,253,723	52.7%

Serge Leterme, Ph.D.(1) c/o Synbiotics Europe 2 rue Alexander Fleming 69367 Lyon, Cedex 07, France	636,938	1.4%

B. Kent Luther c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	25,000	*

Redwood West Coast, LLC(1)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	21,796,668	47.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jerry L. Ruyan(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	25,553,187	55.9%

All executive officers and directors as a group (7 persons)(1)(2)(3)(4)(5)(6)	27,611,609	58.5%

Series C Preferred Stock:

Paul R. Hays(5) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	100	3.2%

Redwood West Coast, LLC(6) 9468 Montgomery Road Cincinnati, OH 45242	2,800	90.3%

Jerry L. Ruyan(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

Thomas A. Donelan(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

Christopher P. Hendy(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

All executive officers and directors as a group (7 persons)(4)(5)(6)(7)	3,000	96.8%

*	Less than one percent.
(1)	Excluding the effect of the assumed conversion of the Series C preferred stock, the percentage ownership of the common stock would be as follows: Mr. Butler—0.0%; Mr. Donelan—2.6%; Mr. Frank—1.7; Mr. Hays—7.8%; Mr. Hendy—4.2%; Dr. Leterme—2.9%; Mr. Luther—0.1%; Redwood West Coast, LLC—0.0%; Mr. Ruyan—17.4%; all executive officers and directors as a group (7 persons)—18.5%.
(2)	Includes 766,483 shares of common stock held by Redwood Holdings, LLC which were acquired pursuant to elections of Redwood West Coast, LLC to receive shares of common stock in lieu of cash dividends on our Series C Preferred Stock held by Redwood West Coast, LLC, as permitted by the Certificate of Determination of our Series C preferred stock. As required by its Operating Agreement, Redwood West Coast, LLC directed that the shares of Common Stock be issued directly to its members. Redwood Holdings, LLC received 766,483 shares of our common stock in these distributions. Redwood Holdings, LLC is the owner of record of the 766,483 shares of our common stock. In addition, Redwood Holdings, LLC is the record owner of 100 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 24.9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.8% beneficial owner of Redwood Holdings, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, LLC.

(3)	Includes options to purchase our common stock which are exercisable on or before May 21, 2005 as follows: Mr. Hays—950,000 shares; Mr. Luther—25,000 shares.
(4)	Includes a warrant to purchase 250,000 shares of our common stock for $0.17 per share held by Remington Capital, LLC. The warrant is exercisable at any time, in whole or in part, through September 1, 2010. Remington Capital, LLC is indirectly owned 100% by Redwood Holdings, LLC. Mr. Donelan is a 24.9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.8% beneficial owner of Redwood Holdings, LLC. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, LLC.
(5)	Mr. Hays is the owner of 100 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846.
(6)	Redwood West Coast, LLC is the record owner of 2,800 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 17.7572% owner of Redwood West Coast, LLC—owning 16.7581% individually and 0.9991% through Redwood Holdings, LLC (Mr. Donelan is a 24.9% owner of Redwood Holdings, LLC). Mr. Hendy is a 20.0038% owner of Redwood West Coast, LLC—owning 19.0347% individually and 0.9991% through Redwood Holdings, LLC (Mr. Hendy is a 24.9% owner of Redwood Holdings, LLC). Mr. Ruyan is a 56.0053% owner of Redwood West Coast, LLC—owning 54.0071% individually and 1.9982% through Redwood Holdings, LLC (Mr. Ruyan is a 49.8% owner of Redwood Holdings, LLC). In addition, Messrs. Donelan, Hendy and Ruyan serve on the Management Committee of Redwood West Coast, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of the shares reflected above, except to the extent of their direct and indirect pecuniary interests in Redwood West Coast, LLC.
(7)	Includes 100 shares of Series C preferred stock of Synbiotics Corporation owned by Redwood Holdings, LLC. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 24.9% owner of Redwood Holdings, LLC, Mr. Hendy is a 24.9% owner of Redwood Holdings, LLC, and Mr. Ruyan is a 49.8% owner of Redwood Holdings, LLC. Messrs. Donelan, Hendy and Ruyan disclaim beneficial ownership of the shares reflected above, except to the extent of their direct pecuniary interests in Redwood Holdings, LLC.

Item 13.    Certain Relationships and Related Transactions

We pay Redwood Holdings, LLC a monthly consulting fee of $15,000 for as long as it indirectly holds at least 50% of our voting stock.

In addition, Remington Capital, LLC is the holder of a secured with a balance at December 31, 2004 of $3,809,000. The note bears interest at the fixed rate of 7.75%, and is payable in blended monthly installments of principal and interest, from September 25, 2004 to August 25, 2014, of $46,000, and is secured by all of the our assets. Remington Capital, LLC, is indirectly owned 100% by Redwood Holdings, LLC. Messrs. Donelan, Hendy and Ruyan own 99.6% of Redwood Holdings, LLC.

Item 14.    Principal Accountant Fees and Services

Audit Fees

Audit fees billed to us by Levitz, Zacks & Ciceric for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, for the years 2004 and 2003, totaled $70,581, and $83,679 for 2004 and 2003, respectively.

Audit-Related Fees

Audit-related fees billed to us by Levitz, Zacks & Ciceric totaled $11,466 and $23,775 in 2004 and 2003, respectively. Audit-related services were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements (for example, consultations regarding the appropriate accounting treatment for certain transactions, and for consultations regarding the appropriate application of certain accounting standards), but are not reported under “Audit Fees” above.

Tax Fees

Tax fees billed to us by Levitz, Zacks & Ciceric for professional services rendered for tax compliance, tax advice and tax planning (for example, preparation and filing of our Federal and state income tax returns) totaled $18,343 and $32,918 in 2004 and 2003, respectively.

All Other Fees

There were no other fees billed to us by Levitz, Zacks & Ciceric with respect to the years 2004 and 2003.

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

Exhibit	Title	Method of Filing
2.11*	Stock Purchase Agreement between the Registrant and Redwood West Coast, LLC, dated January 25, 2002.	Incorporated herein by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K dated January 25,2002.

3.1*	Articles of Incorporation, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.1.1*	Certificate of Amendment of Articles of Incorporation, filed August 4, 1998.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

3.1.2*	Certificate of Amendment of Articles of Incorporation, filed September 23, 2002.	Incorporated herein by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

3.2*	Bylaws, as amended.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

4.1*	Certificate of Determination of Series A Junior Participating Preferred Stock filed October 13, 1998.	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.2*	Rights Agreement, dated as of October 1, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.	Incorporated herein by reference to the Registrant’s Form 8-A filed October 7, 1998.

Exhibit	Title	Method of Filing

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.	Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed January 28, 2002.

4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 18, 2000.	Incorporated herein by reference to Exhibit 4.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank—California, dated November 14, 2000.	Incorporated herein by reference to Exhibit 4.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.	Incorporated herein by reference to Exhibit 4.4.3 to the Registrant’s Current Report on Form 8-K dated January 25, 2002.

4.4.5*	Letter Agreement between Comerica Bank—California and the Registrant, dated September 4, 2003.	Incorporated herein by reference to Exhibit 4.4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4.6*	Fourth Amendment to Credit Agreement and Loan Documents and Waiver of Defaults between the Registrant and Comerica Bank (and Remington Capital, LLC), dated as of September 1, 2004.	Incorporated herein by reference to Exhibit 4.4.6 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.7*	Promissory Note from the Registrant to Comerica Bank, dated September 1, 2004.	Incorporated herein by reference to Exhibit 4.4.7 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.8*	Promissory Note from the Registrant to Remington Capital, LLC, dated September 1, 2004.	Incorporated herein by reference to Exhibit 4.4.8 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.4.9*	Subordination Agreement dated as of September 1, 2004 between Comerica Bank and Remington Capital, LLC, and approved by the Registrant.	Incorporated herein by reference to Exhibit 4.4.9 to the Registrant’s Current Report on Form 8-K dated September 27, 2004.

4.6*	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.10*†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit	Title	Method of Filing

10.34.1*	Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.	Incorporated herein by reference to Exhibit 10.34.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended, including Form of Notice of Stock Option Grant/Stock Option Agreement.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-76298, dated January 4, 2002.

10.69*#	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998.	Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.	Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.89*†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.	Incorporated herein by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.90*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.91*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.92*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.	Incorporated herein by reference to Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.93*	Consent Judgment and Injunction, dated April 22, 2003.	Incorporated herein by reference to Exhibit 10.93 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.94*†	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.	Incorporated herein by reference to Exhibit 10.94 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.95*#	Contract Development and Manufacturing Agreement, dated June 16, 2003.	Incorporated herein by reference to Exhibit 10.95 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.96*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Agen Biomedical Limited and their affiliates, dated as of June 25, 2004.	Incorporated herein by reference to Exhibit 10.96 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit	Title	Method of Filing

10.97*	Series C Purchase Agreement among the Registrant and Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy, dated September 2, 2004.	Incorporated herein by reference to Exhibit 10.97 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.98*	Framework Agreement among Comerica Bank, Remington Capital, LLC and the Registrant, dated September 23, 2004.	Incorporated herein by reference to Exhibit 10.98 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.99*	Warrant to Purchase Stock, in favor of Comerica Bank, dated as of September 1, 2004.	Incorporated herein by reference to Exhibit 10.99 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.100*	Warrant to Purchase Stock, in favor of Remington Capital, LLC, dated as of September 1, 2004.	Incorporated herein by reference to Exhibit 10.100 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.101*†	Synbiotics Corporation 2004 Cash Bonus Plans Available To Corporate Officers, effective February 4, 2004.	Incorporated herein by reference to Exhibit 10.101 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.102*†	2004 Stock Option/Stock Issuance Plan.	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

10.103*†	Form of Notice of Grant of Stock Option/Stock Option Agreement.	Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-119769, dated October 15, 2004.

10.104	Escrow Agreement among Kendro Laboratory Products PLC and Cryonix, a division thereof, Agen Biomedical Limited (“Agen”) and the Registrant, effective October 5, 2004.	Filed herewith.

10.105†	Synbiotics Corporation 2005 Cash Bonus Plans Available To Corporate Officers, effective March 17, 2005.	Filed herewith.

21	List of Subsidiaries.	Filed herewith.

23.1	Consent of Independent Auditors.	Filed herewith.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).	Filed herewith.

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).	Filed herewith.

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).	Filed herewith.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2005	SYNBIOTICS CORPORATION

	By	/s/ KEITH A. BUTLER
Keith A. Butler
Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL R. HAYS Paul R. Hays	Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2005

/s/ KEITH A. BUTLER Keith A. Butler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2005

/s/ THOMAS J. DONELAN Thomas J. Donelan	Director	March 22, 2005

/s/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	March 22, 2005

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

4.2.1*	Amendment to Rights Agreement between the Registrant and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), dated as of January 25, 2002.

4.4*	Credit Agreement by and between the Registrant and Comerica Bank—California, dated April 12, 2000.

4.4.1*	First Amendment to Credit Agreement by and between the Registrant and Comerica Bank— California, dated April 18, 2000.

4.4.2*	Second Amendment to Credit Agreement by and between the Registrant and Comerica Bank— California, dated November 14, 2000.

4.4.3*	Third Amendment to Credit Agreement and Loan Documents and Waiver of Defaults by and between the Registrant and Comerica Bank—California, dated January 25, 2002.

4.4.5*	Letter Agreement between Comerica Bank—California and the Registrant, dated September 4, 2003.

4.4.6*	Fourth Amendment to Credit Agreement and Loan Documents and Waiver of Defaults between the Registrant and Comerica Bank (and Remington Capital, LLC), dated as of September 1, 2004.

4.4.7*	Promissory Note from the Registrant to Comerica Bank, dated September 1, 2004.

4.4.8*	Promissory Note from the Registrant to Remington Capital, LLC, dated September 1, 2004.

4.4.9*	Subordination Agreement dated as of September 1, 2004 between Comerica Bank and Remington Capital, LLC, and approved by the Registrant.

4.6*	Certificate of Determination of Preferences of Series C Preferred Stock, filed October 31, 2002.

10.1*	Lease of Premises by Registrant located at 11011 Via Frontera, San Diego, California, dated as of June 27, 2002.

10.10*†	Employment Contract between Synbiotics Europe, SAS, the Registrant and Serge Leterme, dated July 1, 2002.

10.34.1*	Renewal and Amendment of Lease of Premises located at 16420 Via Esprillo, San Diego, California, dated as of November 1, 2000.

10.50*†	1995 Stock Option/Stock Issuance Plan, as amended including Form of Notice of Stock Option Grant/Stock Option Agreement.

10.69*#	Settlement Agreement, Stipulation to Settlement Order Under Seal, Release and License Between Barnes-Jewish Hospital and the Registrant, dated as of July 28, 1998.

10.75*	Warrant Agreement between the Registrant and Comerica Bank, dated as of December 1, 2000.

10.89*†	Employment Agreement by and between the Registrant and Paul Richard Hays, dated as of December 30, 2002.

Exhibit	Title
10.90*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.91*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.92*#	License Agreement by and between the Registrant and Heska Corporation, dated March 28, 2003.

10.93*	Consent Judgment and Injunction, dated April 22, 2003.

10.94*†	Employment Agreement by and between the Registrant and Brian Kent Luther, dated as of May 12, 2003.

10.95*#	Contract Development and Manufacturing Agreement, dated June 16, 2003.

10.96*#	Settlement Agreement and Mutual Release of Claims by and between the Registrant and Agen Biomedical Limited and their affiliates, dated as of June 25, 2004.

10.97*	Series C Purchase Agreement among the Registrant and Redwood Holdings, LLC, Paul Hays and Fintan and Janice Molloy, dated September 2, 2004.

10.98*	Framework Agreement among Comerica Bank, Remington Capital, LLC and the Registrant, dated September 23, 2004.

10.99*	Warrant to Purchase Stock, in favor of Comerica Bank, dated as of September 1, 2004.

10.100*	Warrant to Purchase Stock, in favor of Remington Capital, LLC, dated as of September 1, 2004.

10.101*†	Synbiotics Corporation 2004 Cash Bonus Plans Available To Corporate Officers, effective February 4, 2004.

10.102*†	2004 Stock Option/Stock Issuance Plan.

10.103*†	Form of Notice of Grant of Stock Option/Stock Option Agreement.

10.104	Escrow Agreement among Kendro Laboratory Products PLC and Cryonix, a division thereof, Agen Biomedical Limited (“Agen”) and the Registrant, effective October 5, 2004.

10.105†	Synbiotics Corporation 2005 Cash Bonus Plans Available To Corporate Officers, effective March 17, 2005.

21	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to an Application Requesting Confidential Treatment under Rule 12b-24 under the Securities Exchange Act of 1934.