Form 10-Q
period 2005-03-31
SYNBIOTICS CORP
filed 2005-05-13
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 13, 2005, 33,822,033 shares of common stock were outstanding.

SYNBIOTICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$506,000	$792,000
Accounts receivable	2,883,000	2,574,000
Inventories	6,656,000	6,208,000
Other current assets	1,267,000	1,424,000

	11,312,000	10,998,000

Property and equipment, net	1,172,000	979,000
Goodwill	1,397,000	1,397,000
Intangibles, net	1,739,000	1,851,000
Other assets	263,000	297,000

	$15,883,000	$15,522,000

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$5,046,000	$4,557,000
Current portion of long-term debt	529,000	546,000
Other current liabilities	972,000	952,000

	6,547,000	6,055,000

Long-term debt	3,736,000	3,835,000
Other liabilities	1,341,000	1,313,000

	5,077,000	5,148,000

Shareholders’ equity:
Series C preferred stock, $1,000 liquidation preference per share (aggregating $3,100,000 at March 31, 2005 and December 31, 2004), 4,000 shares authorized, 3,100 shares issued and outstanding at March 31, 2005 and December 31, 2004	2,904,000	2,904,000
Common stock, no par value, 70,000,000 shares authorized, 21,606,000 and 21,154,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	46,695,000	46,636,000
Common stock warrants	1,110,000	1,110,000
Accumulated other comprehensive loss	(339,000)	(218,000)
Accumulated deficit	(46,111,000)	(46,113,000)

Total shareholders’ equity	4,259,000	4,319,000

	$15,883,000	$15,522,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive (Loss) (unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net sales	$4,975,000	$5,131,000
Royalties	97,000	47,000

	5,072,000	5,178,000

Operating expenses:
Cost of sales	2,001,000	2,448,000
Research and development	391,000	423,000
Selling and marketing	1,283,000	1,113,000
General and administrative	1,197,000	1,576,000

	4,872,000	5,560,000

Income (loss) from operations	200,000	(382,000)

Other income (expense):
Interest, net	(131,000)	(110,000)

Income (loss) before income taxes	69,000	(492,000)

Provision for income taxes	9,000	3,000

Net income (loss)	60,000	(495,000)

Translation adjustment	(121,000)	(87,000)

Comprehensive (loss)	$(61,000)	$(582,000)

Net income (loss) available to common shareholders	$2,000	$(548,000)

Basic net income (loss) per share	$0.00	$(0.03)

Diluted net income (loss) per share	$0.00	$(0.03)

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$60,000	$(495,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	273,000	294,000
Changes in assets and liabilities:
Accounts receivable	(352,000)	(350,000)
Inventories	(507,000)	(179,000)
Other assets		(161,000)
Accounts payable and accrued expenses	603,000	969,000
Other liabilities	47,000	43,000

Net cash provided by operating activities	124,000	121,000

Cash flows from investing activities:
Acquisition of property and equipment	(329,000)	(40,000)
Receipts from notes receivable	58,000	58,000

Net cash (used for) provided by investing activities	(271,000)	18,000

Cash flows from financing activities:
Payments of long-term debt	(115,000)	(137,000)

Net cash used for financing activities	(115,000)	(137,000)

Net (decrease) increase in cash and equivalents	(262,000)	2,000

Effect of exchange rates on cash	(24,000)	(25,000)

Cash and equivalents – beginning of period	792,000	1,045,000

Cash and equivalents – end of period	$506,000	$1,022,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations and comprehensive (loss) and of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2 – Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, although profitable during the first quarter of 2005, the Company incurred a net loss of $647,000 for the year ended December 31, 2004 and had an accumulated deficit of $46,111,000 as of March 31, 2005.

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

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Inventories:

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Raw materials	$3,479,000	$3,125,000
Work in process	378,000	357,000
Finished goods	2,799,000	2,726,000

	$6,656,000	$6,208,000

Note 4 – Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 8). There were no changes in the carrying amount of goodwill from December 31, 2003 to March 31, 2005.

Other intangible assets were as follows:

	March 31, 2005 (unaudited)		December 31, 2004 (audited)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Patents	$5,240,000	$3,705,000	$5,423,000	$3,685,000
Licenses	718,000	514,000	618,000	505,000

	$5,958,000	$4,219,000	$6,041,000	$4,190,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years (including the remaining nine months of 2005) is estimated to be as follows:

2005	$479,000
2006	629,000
2007	522,000
2008	89,000
2009	45,000

$1,764,000

Note 5 – Preferred Stock Dividend:

On March 1, 2005, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $58,000, for dividends accrued and payable as of January 31, 2005. Redwood West Coast, LLC (“Redwood”), the majority holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected for the holders of Series C preferred stock to receive a dividend in the form of shares of the Company’s common stock in lieu of the cash dividends. As a result, the Company issued 452,000 shares of the Company’s common stock on March 2, 2005.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 - Income (Loss) per Share:

The following is a reconciliation of net income (loss) and share amounts used in the computations of income (loss) per share:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Basic net income (loss) used:
Net income (loss)	$60,000	$(495,000)
Less cumulative preferred stock dividends	(58,000)	(53,000)

Net income (loss) used in computing basic net income (loss) per share	$2,000	$(548,000)

Diluted net income (loss) used:
Net income (loss) used in computing basic income (loss) from continuing operations	$2,000	$(548,000)
Add cumulative preferred stock dividends	58,000

Net income (loss) used in computing diluted net (loss) income per share	$60,000	$(548,000)

Shares used:
Weighted average common shares outstanding used in computing basic income (loss) per share	21,380,000	20,202,000

Weighted average options and warrants to purchase common stock as determined by the treasury method	635,000

Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method	24,132,000

Shares used in computing diluted income (loss) per share	46,147,000	20,202,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C preferred stock as determined by the if-converted method totaling 1,891,000 shares and 23,481,000 shares have been excluded from the shares used in computing diluted net income (loss) per share for the three months ended March 31, 2005 and 2004, respectively, as their effect is anti-dilutive.

On March 2, 2005, the Company issued 452,000 shares of the Company’s common stock in lieu of cash dividends (Note 5).

On April 6, 2005, Redwood converted 1,569 shares of the Company’s Series C preferred stock into 12,215,907 shares of the Company’s common stock.

Note 7 – Income Taxes:

The Company’s provision for income taxes for the three months ended March 31, 2005 is less than the amount expected by applying the Federal statutory rate to income before income taxes due to a net operating loss for the period, resulting from temporary differences in deductions for tax and financial reporting purposes, which resulted in a change in the Company’s valuation allowance for deferred tax assets.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its products are animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Diagnostics	$4,602,000	$4,716,000
Instruments	373,000	415,000
Other revenues	97,000	47,000

	$5,072,000	$5,178,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
United States	$2,566,000	$2,960,000
France	725,000	717,000
Other foreign countries	1,781,000	1,501,000

	$5,072,000	$5,178,000

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Long-lived assets:
United States	$2,578,000	$2,574,000
France	1,993,000	1,950,000

	$4,571,000	$4,524,000

There were no sales to any one customer that totalled 10% or more of total revenues during the three months ended March 31, 2005 and 2004.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net income (loss):
As reported	$60,000	$(495,000)

Pro forma	$43,000	$(511,000)

Basic net income (loss) per share:
As reported	$0.00	$(0.03)

Pro forma	$0.00	$(0.03)

Diluted net income (loss) per share:
As reported	$0.00	$(0.03)

Pro forma	$0.00	$(0.03)

Stock-based employee compensation:
As reported	$	$

Pro forma	$17,000	$16,000

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

The Company will be required to charge to expense the fair value of employee stock options which vest on or after January 1, 2006, and expects to record compensation expense related to unvested employee stock options outstanding as of March 31, 2005, as follows: 2006 - $67,000; 2007 - $46,000; 2008 - $9,000.

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

In September 2004, we successfully resolved a similar situation, where we were unable to pay at maturity (January 25, 2004) the remaining $4,804,000 principal amount of our loan from Comerica Bank. The resolution involved extension and amendment of the loan terms and the sale by Comerica of most of the loan to a company affiliated with Redwood West Coast, LLC, our majority shareholder.

Our auditors’ report on our 2004 financial statements contains a going-concern explanatory paragraph – a statement that there is substantial doubt about our ability to continue as a going concern.

The profitability of our canine heartworm diagnostic products has diminished due to competition from new entrants to the in-clinic canine heartworm diagnostics market, Heska and Agen. We believe their products infringed our U.S. patent in this area, and we separately sued them for patent infringement. Although we incurred significant litigation costs, the final settlements of these cases in 2003 and 2004 did not include barring their products from the market. Agen’s U.S. distributor appears to be following a price-cutting strategy, so this new competition is adversely affecting both our market share and our average selling price. In any event, our U.S. patent in this area expires in December 2005, and after then we would be unable to prevent any further additional competitors from entering this market.

We believe our results in 2005 and thereafter will benefit if we can avoid the heavy patent litigation expense we experienced in 2002, 2003 and, particularly, 2004. We currently are not involved in any litigation.

On April 19, 2005, we announced that we will seek shareholder approval for us to “go private.” Specifically, we are proposing a 1-for-2,000 reverse split of our common stock, with a payment in lieu of issuing fractional shares, followed by a 2,000-for-1 forward split of our common stock. The cash payment in lieu of fractional shares will be at the rate of $0.13 per pre-reverse-split share traceable to the fractional shares.

The purpose of the proposal is to reduce the number of our shareholders of record to below 300. This, in turn, will enable us under the applicable legal standards to elect to deregister our securities under the Securities Exchange Act of 1934 (the “1934 Act”), thereby “going private.” We would deregister as soon as possible, in order to (i) eliminate the costs associated with preparing and filing documents under the 1934 Act with the U.S. Securities and Exchange Commission, (ii) eliminate or reduce the costs and other burdens associated with being a 1934 Act registrant, including the costs of complying with Section 404 of the Sarbanes-Oxley Act of 2002 as to internal control over financial reporting, (iii) avoid the requirement of regular mandatory disclosure of financial information and management analyses, to the public but also to our competitors and commercial counterparties, even when such disclosure would be adverse to an objective of ours, (iv) reduce the costs of administering shareholder accounts and responding to shareholder requests, (v) provide liquidity to shareholders holding less than 2,000 pre-reverse-split shares of common stock, and (vi) provide greater flexibility in the management and governance of us. We believe the cost savings associated with “going private” would be a minimum of $245,000 in the first full year alone.

In order to finance the cash payment in lieu of fractional shares and defray some of the other expenses of the “going private” transaction, we have entered into an agreement to sell 180 newly issued and unregistered shares of Series C preferred stock to Redwood Holdings, LLC for $180,000 cash. Redwood Holdings, LLC is an affiliate of our controlling shareholder, Redwood West Coast, LLC, and our directors Thomas A. Donelan and Christopher P. Hendy. Any such sale of Series C preferred stock is contingent upon the shareholder approval of the proposed transaction. This equity investment to maintain cash levels is required by our lender Comerica Bank as a condition to its waiver of our covenant not to repurchase common stock.

Results of Operations

Our net sales for the first quarter of 2005 decreased by $156,000 or 3% from the first quarter of 2004. The decrease reflects a decrease in our diagnostic product sales of $114,000 and a decrease in our instrument product sales of $42,000, and also reflects a 5% increase in foreign currency exchange rates which affects the consolidation of SBIO-E and itself added $93,000 to our first quarter 2005 revenues. The decrease in sales of our diagnostic and instrument products is due primarily to the fact that in December 2004, one of our distributor customers placed an order totaling $546,000, which was shipped and invoiced in December 2004. The order represented approximately 50% of the customer’s prior twelve months purchases. We believed, at the time the order was placed, that due to the size of the order, the customer would not be placing any significant orders with us during the first quarter of 2005. In fact, sales to this customer in the first quarter of 2005 were only $82,000 as compared to $447,000 in the first quarter of 2004. Because the heartworm selling season straddles December and the first part of the next year, our year-to-year periodic results often vary as a result of such timing differences. The effect of the decrease in sales to this one distributor during the first quarter of 2005 was offset by a $143,000 increase in sales of our poultry diagnostic product, which are not sold through distributors, and a $66,000 decrease in rebates and a general price increase implemented in December 2004.

Agen Biomedical Ltd. (“Agen”), which entered the US. canine heartworm diagnostic market in the fourth quarter of 2003, is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the member-owners of this buying group also distribute our canine heartworm and other products, but have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling price for our Witness® canine heartworm product during the first quarter of 2005 was 12% less than that during the first quarter of 2004. We do not believe that this price erosion will be easily reversed, especially after our U.S. canine heartworm detection patent expires in late 2005.

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

Our cost of sales as a percentage of our net sales was 40% during the first quarter of 2005 as compared to 48% during the first quarter of 2004. The decrease is due to an increase in the sales of products we manufacture, and which carry higher gross margins, as opposed to products which are manufactured for us. However, a significant portion of our manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000TM instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers.

Our research and development expenses decreased by $32,000 or 8% during the first quarter of 2005 as compared to the first quarter of 2004. The decrease is a result of a $61,000 decrease in research and development expenses contracted by us from a third party, offset by an increase of $21,000 in laboratory supplies, and $8,000 directly reflecting an increase in foreign currency exchange rates over the first quarter of 2004 of 5%. The increase in the foreign currency exchange rates affects the consolidation of

SBIO-E. Our research and development expenses as a percentage of our net sales were 8% during the first quarter of 2005 and 2004.

Our selling and marketing expenses increased by $170,000 or 15% during the first quarter of 2005 as compared to the first quarter of 2004. The increase is primarily related to a $195,000 increase in payroll and benefits resulting from an increase in the size of our sales force, a $43,000 decrease in advertising and promotional costs, and an increase of $21,000 directly reflecting an increase in foreign currency exchange rates over the first quarter of 2004 of 5%. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our selling and marketing expenses as a percentage of our net sales were 26% and 22% during the first quarter of 2005 and 2004, respectively.

Our general and administrative expenses decreased by $379,000 or 24% during the first quarter of 2005 as compared to the first quarter of 2004. The decrease is primarily due to a $381,000 decrease in legal expenses as we currently are not involved in any litigation, and a decrease of $25,000 in foreign currency transaction losses on payments from the U.S. to foreign suppliers, offset by an increase of $22,000 directly reflecting an increase in foreign currency exchange rates over the first quarter of 2004 of 5%. The increase in the foreign currency exchange rates affects the consolidation of SBIO-E. Our general and administrative expenses as a percentage of our net sales were 24% and 31% during the first quarter of 2005 and 2004, respectively.

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

We will be required to charge to expense the fair value of employee stock options which vest on or after January 1, 2006, and we expect to record compensation expense related to unvested employee stock options outstanding as of March 31, 2005, as follows: 2006 - $67,000; 2007 - $46,000; 2008 - $9,000.

Our royalty income during the first quarter of 2005 increased by $50,000 or 106% as compared to the first quarter of 2003. We became entitled to royalties under the June 2004 settlement of our patent litigation with Agen, and we are also entitled to royalties from Heska. Any future royalty income will, of course, depend on the other companies’ net sales, which tend to be at the expense of our own product sales; also, depressed pricing in the market will tend to reduce the other companies’ net sales and thus reduce our future royalty income.

Our net interest expense increased by $21,000 or 19% during the first quarter of 2005 as compared to the first quarter of 2004. The increase is due to the 7.75% fixed rate on our note payable to Remington Capital, LLC (which had a principal balance of $3,720,000 as of March 31, 2005) and increases in the variable rate on our note payable to Comerica Bank.

We recognized a provision for income taxes of $9,000 during the first quarter of 2005 as compared to a provision for income taxes of $3,000 during the first quarter of 2004. Although we were profitable in the first quarter of 2005 compared to incurring a loss in the first quarter of 2004, we incurred a tax net operating loss for the period, resulting from temporary differences in deductions for tax and financial reporting purposes. The provision for income taxes for the first quarters of 2005 and 2004 represent minimum state income taxes.

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

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of March 31, 2005 (amounts are in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$4,265	$430	$542	$390	$343	$371	$2,189
Operating leases	4,594	717	766	524	414	414	1,759
Other long-term obligations	2,500	1,000	1,500

As of March 31, 2005, we had working capital of $4,765,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. We do not believe that our cash position will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan on approaching the party to whom we owe these contractual obligations in an effort to enter into a payment arrangement; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We have a short-term obligation that we cannot afford to pay in accordance with its terms; we may need additional capital in the future

Our auditors’ report on our 2004 financial statements contains a going-concern explanatory paragraph.

As of March 31, 2005, we had working capital of $4,765,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same unrelated party, due in July 2006. We do not believe that our current working capital will be sufficient to fund our operations and service our bank debt for the next twelve months if we also pay the $1,000,000 contractual obligation when it becomes due. The contractual obligation is unsecured. In the event that we do not make the payment when it comes due, the $1,500,000 due in July 2006 becomes immediately due, and the entire $2,500,000 will begin bearing interest at 10.5%. We plan to renegotiate this unsecured debt; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

Our canine heartworm diagnostic products constituted 24% of our sales for the year ended December 31, 2004. In addition to our historic competition with IDEXX Laboratories, the sales leader in this product category, our sales have been substantially affected by Heska entering the market in 1999, and their benefiting from us being out of the market after Agen terminated our supply agreement. In October 2003, Agen also entered the market. Additional competition, including erosion of the average selling price, from Agen in this key market with this product has seriously damaged us. We could face renewed competition from other new competitors when our U.S. heartworm patent expires in December 2005.

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

We have a history of losses and an accumulated deficit

Although we were profitable in the first quarter of 2005 and for 2003, we had a loss in 2004, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $46,111,000 at March 31, 2005. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

Our plan to “go private” may have adverse effects

In April 2005 we announced a plan to, subject to shareholder approval, “go private” and deregister our stock under the Securities Exchange Act of 1934. Not only would this render our shares almost entirely illiquid. The absence of a publicly traded vehicle might diminish our status in the commercial market, reduce our ability to raise additional capital in the future, and deprive us of compensation tools which may be necessary to recruit or retain valuable employees in the future.

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

Redwood controls us

The common stock and Series C preferred stock owned by Redwood represents a majority of the voting power of all our stock. Redwood can, and does, control the election of our entire Board of Directors, and also controls all fundamental strategic decisions. In addition, an affiliate of Redwood acquired from Comerica Bank a $3,873,000 note issued by us and secured by our assets. At March 31, 2005, the outstanding balance on this note was $3,720,000. Our ability to negotiate effectively with the note holder, if such negotiation were ever to be necessary or desirable, might be compromised by Redwood’s multifaceted control of us.

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

Interest Rate Risk

The fair value of our long-term debt at March 31, 2005 was approximately $4,265,000, of which $545,000 has a variable interest rate based on the prime rate. A change in interest rates of five percentage points would have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in Euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no additional foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are generally denominated in Euros. Similarly, all of the foreign transactions of our U.S. operations are denominated in U.S. dollars. We do not generally hedge our cash flows on intercompany transactions, nor do we hold any other significant derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, but only to the extent that it relates to the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For example, the 5% change in the value of the euro over the dollar as of and for the quarter ended March 31, 2005, resulted in a $93,000 increase in our revenues, a $101,000 increase in our expenses, a $223,000 decrease in our assets and a $80,000 decrease in our liabilities (other than shareholders’ equity). In the first quarter of 2005, 40% of our net sales were net sales of SBIO-E.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5 below.

Item 3.	Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $29,000 existed on our Series C preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 1, 2005, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $58,000, for dividends accrued and payable as of January 31, 2005. Redwood West Coast, LLC (“Redwood”), the majority holder of the Series C preferred stock, as permitted by the Certificate of Determination of the Series C preferred stock, elected for the holders of Series C preferred stock to receive a dividend in the form of shares of the Company’s common stock in lieu of the cash dividends. As a result, the Company issued 452,000 shares of the Company’s common stock on March 2, 2005.

Item 6.	Exhibits

Exhibit		Title

10.105	†*	Synbiotics Corporation 2005 Cash Bonus Plans Available To Corporate Officers, effective March 17, 2005, incorporated herein by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.1		Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2		Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32		Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002/ SEC Rule 13a-14(b).

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: May 13, 2005	/s/ Keith A. Butler
Keith A. Butler
Vice President – Finance and Chief Financial Officer (signing both as a duly authorized officer and as principal financial officer)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION

EXHIBIT INDEX

Exhibit		Title

10.105	†*	Synbiotics Corporation 2005 Cash Bonus Plans Available To Corporate Officers, effective March 17, 2005.

31.1		Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2		Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32		Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002/ SEC Rule 13a-14(b).

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.