Form 10-K/A
period 2004-12-31
SYNBIOTICS CORP
filed 2005-06-15
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On April 20, 2005, we filed a Schedule 13-E3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going-private” transaction. Our Annual Report on Form 10-K for the year ending December 31, 2004 was included as Exhibit A to the preliminary proxy statement. We are amending certain portions of our Form 10-K, originally filed with the SEC on March 22, 2005, in response to comments received from the SEC.

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

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. We periodically review the carrying cost of our inventories by product to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of each product.

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, although profitable in 2003, during 2004 and 2002 the Company incurred net losses of $647,000 and $14,401,000, respectively, and had an accumulated deficit of $46,113,000 as of December 31, 2004.

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

Redwood West Coast, LLC, owns 90% of the Company’s Series C preferred stock (Note 10). Messrs. Donelan, Hendy and Ruyan and Redwood Holdings, LLC, collectively, own 94% of Redwood West Coast, LLC.

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYNBIOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock:

Keith A. Butler(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	—	—

Thomas A. Donelan(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	23,917,745	52.0%

Clifford Frank(1) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	366,105	*

Paul R. Hays(1)(3)(5) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	1,753,701	3.8%

Christopher P. Hendy(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	24,253,723	52.7%

Serge Leterme, Ph.D.(1) c/o Synbiotics Europe 2 rue Alexander Fleming 69367 Lyon, Cedex 07, France	636,938	1.4%

B. Kent Luther c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	25,000	*

Redwood West Coast, LLC(1)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	21,796,668	47.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jerry L. Ruyan(1)(2)(4)(6) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	25,553,187	55.9%

All executive officers and directors as a group (7 persons)(1)(2)(3)(4)(5)(6)	27,611,609	58.5%

Series C Preferred Stock:

Paul R. Hays(5) c/o Synbiotics Corporation 11011 Via Frontera San Diego, CA 92127	100	3.2%

Redwood West Coast, LLC(6) 9468 Montgomery Road Cincinnati, OH 45242	2,800	90.3%

Jerry L. Ruyan(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

Thomas A. Donelan(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

Christopher P. Hendy(4)(6)(7) c/o Redwood Holdings, LLC 9468 Montgomery Road Cincinnati, OH 45242	2,900	93.5%

All executive officers and directors as a group (7 persons)(4)(5)(6)(7)	3,000	96.8%

*	Less than one percent.
(1)	Excluding the effect of the assumed conversion of the Series C preferred stock, the percentage ownership of the common stock would be as follows: Mr. Butler—0.0%; Mr. Donelan—2.6%; Mr. Frank—1.7; Mr. Hays—7.8%; Mr. Hendy—4.2%; Dr. Leterme—2.9%; Mr. Luther—0.1%; Redwood West Coast, LLC—0.0%; Mr. Ruyan—17.4%; all executive officers and directors as a group (7 persons)—18.5%.
(2)	Includes 766,483 shares of common stock held by Redwood Holdings, LLC which were acquired pursuant to elections of Redwood West Coast, LLC to receive shares of common stock in lieu of cash dividends on our Series C Preferred Stock held by Redwood West Coast, LLC, as permitted by the Certificate of Determination of our Series C preferred stock. As required by its Operating Agreement, Redwood West Coast, LLC directed that the shares of Common Stock be issued directly to its members. Redwood Holdings, LLC received 766,483 shares of our common stock in these distributions. Redwood Holdings, LLC is the owner of record of the 766,483 shares of our common stock. In addition, Redwood Holdings, LLC is the record owner of 100 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 24.9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.8% beneficial owner of Redwood Holdings, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan, the natural persons who have voting and dispositive power with respect to these shares, disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, LLC.

(3)	Includes options to purchase our common stock which are exercisable on or before May 21, 2005 as follows: Mr. Hays—950,000 shares; Mr. Luther—25,000 shares.
(4)	Includes a warrant to purchase 250,000 shares of our common stock for $0.17 per share held by Remington Capital, LLC. The warrant is exercisable at any time, in whole or in part, through September 1, 2010. Remington Capital, LLC is indirectly owned 100% by Redwood Holdings, LLC. Mr. Donelan is a 24.9% beneficial owner, Mr. Hendy is a 24.9% beneficial owner and Mr. Ruyan is a 49.8% beneficial owner of Redwood Holdings, LLC. Messrs. Donelan, Hendy and Ruyan, the natural persons who have voting and dispositive power with respect to these shares, disclaim beneficial ownership of these share, except to the extent of their direct pecuniary interest in Redwood Holdings, LLC.
(5)	Mr. Hays is the owner of 100 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846.
(6)	Redwood West Coast, LLC is the record owner of 2,800 shares of Series C preferred stock of Synbiotics Corporation. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 17.7572% owner of Redwood West Coast, LLC—owning 16.7581% individually and 0.9991% through Redwood Holdings, LLC (Mr. Donelan is a 24.9% owner of Redwood Holdings, LLC). Mr. Hendy is a 20.0038% owner of Redwood West Coast, LLC—owning 19.0347% individually and 0.9991% through Redwood Holdings, LLC (Mr. Hendy is a 24.9% owner of Redwood Holdings, LLC). Mr. Ruyan is a 56.0053% owner of Redwood West Coast, LLC—owning 54.0071% individually and 1.9982% through Redwood Holdings, LLC (Mr. Ruyan is a 49.8% owner of Redwood Holdings, LLC). In addition, Messrs. Donelan, Hendy and Ruyan serve on the Management Committee of Redwood West Coast, LLC, which has sole voting and dispositive power with respect to the shares. Messrs. Donelan, Hendy and Ruyan, the natural persons who have voting and dispositive power with respect to these shares, disclaim beneficial ownership of the shares reflected above, except to the extent of their direct and indirect pecuniary interests in Redwood West Coast, LLC.
(7)	Includes 100 shares of Series C preferred stock of Synbiotics Corporation owned by Redwood Holdings, LLC. The shares are convertible at any time into such number of shares of common stock determined by dividing each share of Series C preferred stock, valued at $1,000, by the conversion price—initially set at $0.12846. Mr. Donelan is a 24.9% owner of Redwood Holdings, LLC, Mr. Hendy is a 24.9% owner of Redwood Holdings, LLC, and Mr. Ruyan is a 49.8% owner of Redwood Holdings, LLC. Messrs. Donelan, Hendy and Ruyan, the natural persons who have voting and dispositive power with respect to these shares, disclaim beneficial ownership of the shares reflected above, except to the extent of their direct pecuniary interests in Redwood Holdings, LLC.

Item 13.    Certain Relationships and Related Transactions

We pay Redwood Holdings, LLC, for being our majority shareholder, a monthly fee of $15,000 for as long as it indirectly holds at least 50% of our voting stock.

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

Dated: June 15, 2005	SYNBIOTICS CORPORATION

	By	/s/ KEITH A. BUTLER
Keith A. Butler
Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL R. HAYS Paul R. Hays	Chief Executive Officer, President and Director (Principal Executive Officer)	June 15, 2005

/s/ KEITH A. BUTLER Keith A. Butler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2005

/s/ THOMAS J. DONELAN Thomas J. Donelan	Director	June 15, 2005

/s/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	June 15, 2005

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