Form 10-K/A
period 2004-12-31
SYNBIOTICS CORP
filed 2005-08-01
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

On April 20, 2005, we filed a Schedule 13-E3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going-private” transaction. Our Annual Report on Form 10-K for the year ending December 31, 2004 was included as Exhibit A to the preliminary proxy statement. We are amending certain portions of our Form 10-K, originally filed with the SEC on March 22, 2005 and amended on June 15, 2005, in response to additional comments received from the SEC.

SYNBIOTICS CORPORATION

PART I

Item 1.    Business

General

Synbiotics Corporation is a leading developer, manufacturer and provider of rapid diagnostic and laboratory diagnostic products for the animal health care industry. We are one of a small number of companies that focuses exclusively on animal health and we are a major provider of diagnostic products to the animal health market. Our product portfolio consists of 93 diagnostic test kits and detection devices. Many of our products hold strong positions in their specific markets. In recent years we have been moving to refocus our business on our core diagnostics products. Our primary source of revenues is the sale of our diagnostic products; likewise our primary source of expenses relate to the development, manufacturing and sales and marketing of those products.

In 2004, we successfully restructured our bank debt by entering into an amendment to our credit agreement with Comerica Bank, in connection with which we reduced the outstanding principal amount of a loan payable to Comerica, the remaining principal was sold by Comerica to an affiliate of our controlling shareholder, and we issued an amended promissory note to the affiliate.

In 2003, Agen Biomedical, Ltd., the former contract manufacturer of our Witness® products, terminated its supply agreement with us due to late payment of invoices for test kits. These Witness® products represented $4,345,000 and $8,069,000 of our net sales during 2003 and 2002, respectively. We identified a replacement, U.S.-based contract manufacturer and began the re-introduction of these Witness® products to the market in January 2004.

In 2002, we sustained a cash crisis, and at times we were on credit hold with several of our key suppliers. In response, we implemented a cost reduction program, sold our instrument manufacturing operations, which were located in Rome, New York, and disposed of our PennHIP® business, which was located in Malvern, Pennsylvania.

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

Our diagnostic products currently detect and/or measure the following diseases and/or conditions in animals:

Bovine:	Brucellosis
Coagulation
Dermatophytes
Gastrointestinal parasites
Leukosis
Mastitis
Paratuberculosis
Rhinotracheitis
Tuberculosis
Viral diarrhea

Canine:	Arthritis
Coagulation
Brucellosis
Dermatophytes
Ehrlichiosis
Gastrointestinal parasites
Heartworm
Leishmaniasis
Ovulation
Parvovirus
Pregnancy
Titer testing for distemper and parvovirus

Equine:	Coagulation
Dermatophytes
Infectious anemia
Gastrointestinal parasites

Feline:	Coagulation
Coronavirus
Dermatophytes
Gastrointestinal parasites
Heartworm
Immunodeficiency virus
Leukemia virus
Ovulation

Poultry:	Anemia virus
Bordetella avium
Encephalomyelitis virus
Hemorrhagic enteritis virus
Infectious bronchitis virus
Infectious bursal disease
Influenza virus
Laryngotracheitis
Leukosis virus
Mycoplasma gallisepticum
Mycoplasma meleagridis
Mycoplasma synoviae
Newcastle disease virus
Pasteurella multocida
Reovirus

Primates:	Coagulation
Dermatophytes
Gastrointestinal parasites
Tuberculosis

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

Marketing and Distribution

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

Patents and Trade Secrets

We believe that our proprietary technology is an important competitive factor in our business, and that protection of our intellectual property rights is a high priority. The basic hybridoma (the cell that produces the monoclonal antibody) technology is in the public domain and is therefore not patentable. However, numerous improvements, variations and applications of hybridoma technology may prove to be patentable. Considering the difficulty of enforcing any patent rights to such improvements, and the rapid advancements in the field, we generally seek, and will continue to seek, to protect our interests by treating our particular variations in the production of monoclonal antibodies as trade secrets. We also pursue, and intend to continue to aggressively pursue, protection for new products, new methodological concepts, and compositions of matter through the use of patents where obtainable. At present, we have been granted 8 U.S. patents. We believe that certain products sold by Agen and by Heska Corporation infringed our heartworm detection patent, and we separately sued each of them for patent infringement. We settled our litigation with Agen in 2004, and we settled our litigation with Heska in 2003. Our heartworm detection patent expires in December 2005.

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

To our knowledge, all of our diagnostic products comply with the regulations of the USDA, FDA and comparable foreign governmental authorities to the extent applicable, and have been in compliance for the past three years.

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

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data for 2004 and 2003 is as follows:

		1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Net sales	2004 2003	$5,131,000 6,148,000	$4,560,000 4,774,000	$4,208,000 4,056,000		$4,847,000 3,827,000

Gross profit	2004 2003	2,683,000 3,185,000	2,554,000 2,434,000	2,157,000 2,062,000		2,301,000 1,991,000

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	2004	(495,000)	357,000	(252,000)		(257,000)
	2003	1,398,000	224,000	(164,000)		(171,000)

Basic (loss) income before extraordinary item and cumulative effect of change in accounting principle per share	2004	(0.03)	0.01	(0.02)		(0.02)
	2003	0.07	0.01	(0.01)		(0.01)

Diluted (loss) income before extraordinary item and cumulative effect of change in accounting principle per share	2004	(0.03)	0.01	(0.02)		(0.02)
	2003	0.03	0.01	(0.01)		(0.01)

Net (loss) income	2004 2003	(495,000 1,398,000)	357,000 224,000	(252,000 (164,000	) )	(257,000 (171,000	) )

Basic net (loss) income per share	2004 2003	(0.03 0.07)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

Diluted net (loss) income per share	2004 2003	(0.03 0.03)	0.01 0.01	(0.02 (0.01	) )	(0.02 (0.01	) )

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

Dated: August 1, 2005	SYNBIOTICS CORPORATION

	By	/s/ KEITH A. BUTLER
Keith A. Butler
Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL R. HAYS Paul R. Hays	Chief Executive Officer, President and Director (Principal Executive Officer)	August 1, 2005

/s/ KEITH A. BUTLER Keith A. Butler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 1, 2005

/s/ THOMAS J. DONELAN Thomas J. Donelan	Director	August 1, 2005

/s/ CHRISTOPHER P. HENDY Christopher P. Hendy	Director	August 1, 2005

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