Form 10-Q
period 2005-06-30
SYNBIOTICS CORP
filed 2005-08-15
CIK 719483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 15, 2005, there were 33,822,033 shares of our common stock outstanding.

SYNBIOTICS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Synbiotics Corporation

Condensed Consolidated Balance Sheet

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$509,000	$792,000
Accounts receivable	2,679,000	2,574,000
Inventories	6,418,000	6,208,000
Other current assets	752,000	1,424,000

	10,358,000	10,998,000

Property and equipment, net	1,058,000	979,000
Goodwill	1,397,000	1,397,000
Intangibles, net	1,499,000	1,851,000
Other assets	221,000	297,000

	$14,533,000	$15,522,000

Liabilities and Shareholders Equity:
Current liabilities:
Accounts payable and accrued expenses	$4,503,000	$4,557,000
Current portion of long-term debt	535,000	546,000
Other current liabilities	993,000	952,000

	6,031,000	6,055,000

Long-term debt	3,636,000	3,835,000
Other liabilities	1,370,000	1,313,000

	5,006,000	5,148,000

Shareholders’ equity:
Series C preferred stock, $1,000 liquidation preference per share (aggregating $1,531,000 and $3,100,000 at June 30, 2005 and December 31, 2004), 4,000 shares authorized, 1,531 and 3,100 shares issued and outstanding at June 30, 2005 and December 31, 2004	1,445,000	2,904,000
Common stock, no par value, 70,000,000 shares authorized, 33,822,000 and 21,154,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	48,153,000	46,636,000
Common stock warrants	1,110,000	1,110,000
Accumulated other comprehensive loss	(496,000)	(218,000)
Accumulated deficit	(46,716,000)	(46,113,000)

Total shareholders’ equity	3,496,000	4,319,000

	$14,533,000	$15,522,000

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net sales	$5,259,000	$4,560,000	$10,234,000	$9,691,000
Royalties	80,000	168,000	177,000	215,000

	5,339,000	4,728,000	10,411,000	9,906,000

Operating expenses:
Cost of sales	2,664,000	2,006,000	4,665,000	4,454,000
Research and development	364,000	316,000	754,000	739,000
Selling and marketing	1,267,000	1,025,000	2,551,000	2,138,000
General and administrative	1,517,000	1,727,000	2,715,000	3,304,000
Patent litigation settlement		(850,000)		(850,000)

	5,812,000	4,224,000	10,685,000	9,785,000

(Loss) income from operations	(473,000)	504,000	(274,000)	121,000

Other income (expense):
Interest, net	(131,000)	(147,000)	(262,000)	(257,000)

(Loss) income before income taxes	(604,000)	357,000	(536,000)	(136,000)
Provision for income taxes			9,000	2,000

Net (loss) income	(604,000)	357,000	(545,000)	(138,000)
Translation adjustment	(157,000)	(23,000)	(278,000)	(110,000)

Comprehensive (loss) income	$(761,000)	$334,000	$(823,000)	$(248,000)

Net (loss) income available to common shareholders	$(633,000)	$304,000	$(631,000)	$(243,000)

Basic net (loss) income per share	$(0.02)	$0.01	$(0.02)	$(0.01)

Diluted net (loss) income per share	$(0.02)	$0.01	$(0.02)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

Synbiotics Corporation

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(545,000)	$(138,000)
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	534,000	576,000
Receivable from patent litigation settlement		(425,000)
Changes in assets and liabilities:
Accounts receivable	(224,000)	102,000
Inventories	(366,000)	(705,000)
Other assets	34,000	(131,000)
Accounts payable and accrued expenses	250,000	645,000
Other liabilities	97,000	87,000

Net cash (used for) provided by operating activities	(220,000)	11,000

Cash flows from investing activities:
Acquisition of property and equipment	(361,000)	(83,000)
Receipts from notes receivable	550,000	116,000

Net cash provided by investing activities	189,000	33,000

Cash flows from financing activities:
Payments of long-term debt	(210,000)	(256,000)

Net cash (used for) financing activities	(210,000)	(256,000)

Net (decrease) in cash and equivalents	(241,000)	(212,000)
Effect of exchange rates on cash	(42,000)	(25,000)
Cash and equivalents—beginning of period	792,000	1,045,000

Cash and equivalents—end of period	$509,000	$808,000

See accompanying notes to condensed consolidated financial statements.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1—Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three and six months ended June 30, 2005 and 2004 have been prepared by Synbiotics Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Synbiotics Europe SAS (“SBIO-E”). All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 2—Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $545,000 and $647,000 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, and had an accumulated deficit of $46,716,000 as of June 30, 2005.

The Company has a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. These contractual obligations are unsecured and are recorded at their accreted value in the accompanying consolidated balance sheet under other current liabilities and other liabilities. The Company’s cash position is not sufficient to fund its operations and service its secured debt for the next twelve months if it also paid the $1,000,000 contractual obligation when it became due in July 2005. The Company did not make the payment when it came due, and the $1,500,000 due in July 2006 became immediately due, and the entire $2,500,000 will began bearing interest at 10.5%. The remaining unaccreted portion of the 2006 contractual obligation totaling $130,000 will be charged to interest expense in July 2005. The Company is in the process of renegotiating this unsecured debt; however, there can be no assurance that any such renegotiation will be successful.

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

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 3—Inventories:

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Raw materials	$3,279,000	$3,125,000
Work in process	428,000	357,000
Finished goods	2,711,000	2,726,000

	$6,418,000	$6,208,000

Note 4—Goodwill and Other Intangible Assets:

The Company has allocated all of its goodwill to its only reporting unit, which is also its only reportable segment (Note 8). There were no changes in the carrying amount of goodwill from December 31, 2003 to June 30, 2005.

Other intangible assets were as follows:

	June 30, 2005		December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(unaudited)		(audited)
Patents	$4,949,000	$3,641,000	$5,423,000	$3,685,000
Licenses	718,000	527,000	618,000	505,000

	$5,667,000	$4,168,000	$6,041,000	$4,190,000

The weighted-average amortization periods for patents and licenses are 9 years and 10 years, respectively, and the weighted-average amortization period for total intangible assets is 9 years. Annual pretax amortization for other intangibles over the next five years (including the remaining six months of 2005) is estimated to be as follows:

2005	$320,000
2006	629,000
2007	522,000
2008	89,000
2009	45,000

$1,605,000

Note 5—Preferred Stock and Preferred Stock Dividends:

On April 6, 2005, Redwood West Coast, LLC (“Redwood”) converted 1,569 shares of the Company’s Series C preferred stock into 12,216,000 shares of the Company’s common stock.

On March 1, 2005, the Company declared a dividend on the Series C preferred stock, in the form of common stock with a value totaling $58,000, for dividends accrued and payable as of January 31, 2005. Redwood, the majority holder of the Series C preferred stock, as permitted by the Certificate of Determination of

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

the Series C preferred stock, elected for the holders of Series C preferred stock to receive a dividend in the form of shares of the Company’s common stock in lieu of the cash dividends. As a result, the Company issued 452,000 shares of the Company’s common stock on March 2, 2005.

Note 6—(Loss) Income per Share:

The following is a reconciliation of net (loss) income and share amounts used in the computations of (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic net (loss) income used:
Net (loss) income	$(604,000)	$357,000	$(545,000)	$(138,000)
Less cumulative preferred stock dividends	(29,000)	(53,000)	(86,000)	(105,000)

Net (loss) income used in computing basic net (loss) income per share	$(633,000)	$304,000	$(631,000)	$(243,000)

Diluted net (loss) income used:
Net (loss) income used in computing basic (loss) income	$(633,000)	$304,000	$(631,000)	$(243,000)
Add cumulative preferred stock dividends		53,000

Net (loss) income used in computing diluted net (loss) income per share	$(633,000)	$357,000	$(631,000)	$(243,000)

Shares used:
Weighted average common shares outstanding used in computing basic (loss) income per share	27,714,000	20,378,000	25,527,000	20,261,000
Weighted average options and warrants to purchase common stock as determined by the treasury method		1,054,000
Weighted average common shares issuable upon conversion of preferred stock as determined by the if-converted method		21,797,000

Shares used in computing diluted (loss) income per share	27,714,000	43,229,000	25,527,000	20,261,000

Weighted average options and warrants to purchase common stock as determined by the application of the treasury method and weighted average shares of common stock issuable upon conversion of the Series C preferred stock as determined by the if-converted method totaling 15,763,000 and 996,000 shares for the three months ended June 30, 2005 and 2004, respectively, and totaling 21,870,000 and 23,664,000 shares for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the shares used in computing diluted net (loss) income per share as their effect is anti-dilutive.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 7—Income Taxes:

The Company’s provision for income taxes for the six months ended June 30, 2005 and 2004, is less than the amount expected by applying the Federal statutory rate to income before income taxes, resulting from the Company’s net operating loss for the period, and the corresponding change in the Company’s valuation allowance for deferred tax assets.

Note 8—Segment Information and Significant Customers:

The Company has determined that it has only one reportable segment based on the fact that all of its net sales are from its animal health products. Although the Company sells diagnostic and instrument products, it does not base its business decision making on a product category basis.

The following are revenues for the Company’s diagnostic and instrument products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Diagnostics	$4,876,000	$4,156,000	$9,478,000	$8,872,000
Instruments	383,000	404,000	756,000	819,000
Other revenues	80,000	168,000	177,000	215,000

	$5,339,000	$4,728,000	$10,411,000	$9,906,000

The following are revenues and long-lived assets information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$3,186,000	$2,788,000	$6,082,000	$5,735,000
France	567,000	511,000	1,290,000	1,224,000
Other foreign countries	1,586,000	1,429,000	3,039,000	2,947,000

	$5,339,000	$4,728,000	$10,411,000	$9,906,000

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Long-lived assets:
United States	$2,449,000	$2,574,000
France	1,726,000	1,950,000

	$4,175,000	$4,524,000

Sales to one customer totaled 10% of total revenues during the three months ended June 30, 2005. There were no sales to any one customer that totaled 10% or more of total revenues during the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004.

SYNBIOTICS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 9—Stock-Based Compensation:

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures present as reported amounts, utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income:
As reported	$(604,000)	$357,000	$(545,000)	$(138,000)

Pro forma	$(621,000)	$342,000	$(578,000)	$(169,000)

Basic net (loss) income per share:
As reported	$(0.02)	$0.01	$(0.02)	$(0.01)

Pro forma	$(0.02)	$0.01	$(0.03)	$(0.01)

Diluted net (loss) income per share:
As reported	$(0.02)	$0.01	$(0.02)	$(0.01)

Pro forma	$(0.02)	$0.01	$(0.03)	$(0.01)

Stock-based employee compensation:
As reported	$	$	$	$

Pro forma	$17,000	$15,000	$33,000	$31,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our main challenge in 2005 will be to resolve our unsecured contractual obligations of $1,000,000 due in July 2005 and $1,500,000 due in July 2006, both to the same unrelated third party. We cannot afford to make these payments as scheduled. We missed the July 2005 payment, and the entire obligation was accelerated and began bearing interest at 10.5%. The remaining unaccreted portion of the 2006 contractual obligation totaling $130,000 was charged to interest expense in July 2005. We are currently in negotiations to restructure these obligations.

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

Results of Operations

Our net sales for the second quarter of 2005 increased by $699,000 or 15% over the second quarter of 2004. The increase reflects an increase in our diagnostic product sales of $720,000 and a decrease in our instrument product sales of $21,000, and also reflects a 4% increase in the value of the euro versus the U.S. dollar which affects the consolidation of SBIO-E and itself added $88,000 to our second quarter 2005 revenues. Our net sales for the six months ended June 30, 2005 increased by $543,000 or 6% over the six months ended June 30, 2004. The increase reflects an increase in our diagnostic product sales of $606,000 and a decrease in our instrument product sales of $63,000, and also reflects a 5% increase in the value of the euro versus the U.S. dollar which affects the consolidation of SBIO-E and itself added $179,000 to our 2005 revenues. The increase in sales of our diagnostic products for the quarter and six month periods are due primarily to: 1) increased sales of tuberculin products of $368,000 and $275,000, respectively, resulting from the timing of contractual deliveries; 2) increased sales of Witness® products of $215,000 and $151,000, respectively, resulting from the fact that Witness® feline leukemia and Witness® canine parvovirus products were available for sale in the 2005 periods and not in the 2004 periods (only our Witness® canine heartworm product was available for sale in the 2004 periods); 3) increased sales of poultry products of $52,000 and $199,000, respectively; 4) decreased rebates of $50,000 and $116,000, respectively, resulting from the January 1, 2005 discontinuation our rebate program; and 5) a general price increase in December 2004.

It should also be considered that our sales in 2005 have been negatively impacted due to the fact that in December 2004, one of our distributor customers placed an order totaling $546,000, which was shipped and invoiced in December 2004. The order represented approximately 50% of the customer’s prior twelve months purchases. We believed, at the time the order was placed, that due to the size of the order, the customer would not be placing any significant orders with us during the first half of 2005. In fact, sales to this customer in the first half of 2005 were only $277,000 as compared to $794,000 in the first half of 2004. Because the heartworm selling season straddles December and the first part of the next year, our year-to-year periodic results often vary as a result of such timing differences.

Agen Biomedical Ltd. (“Agen”), which entered the US. canine heartworm diagnostic market in the fourth quarter of 2003, is currently distributing its products in the U.S. through Vedco, a co-operative buying group. Several of the member-owners of this buying group also distribute our canine heartworm and other products, but have decided to promote Agen’s canine heartworm product instead of ours. Additionally, Agen’s distributors marketed the canine heartworm product with a price which is significantly less than previously established prices in this market. As a result, we have been forced to compete on price and our average selling prices for our Witness® canine heartworm product during the second quarter of 2005 and the six months ended June 30, 2005 were 5% less than during the 2004 periods. We do not believe that this price erosion will be easily reversed, especially after our U.S. canine heartworm detection patent expires in late 2005.

We recognize revenue from product sales when title and risk of loss transfers to our customer, which is generally upon shipment. Amounts we charge to our customers for shipping and handling are included in our net sales. From time to time, we provide promotional discounts and rebates to certain of our distributors. Based upon the structure of these rebate programs and our past history, we are able to accurately estimate the amount of rebates at the time of sale. These rebates are recorded as a reduction of our net sales. We recognize license fee revenue ratably over the license term when we have further performance obligations to our licensee. In the event that we have no further performance obligations to our licensee, we recognize license fee revenue upon receipt.

Our cost of sales as a percentage of our net sales was 51% during the second quarter of 2005 as compared to 44% during the second quarter of 2004. The increase is due to an increase in the sales of products which are manufactured for us, and which carry lower gross margins, as opposed to products we manufacture. A significant portion of our manufacturing costs are fixed. Among our major products, our DiroCHEK® canine heartworm diagnostic products are manufactured at our facilities, whereas our WITNESS® in-clinic canine heartworm, feline leukemia, and canine parvovirus diagnostic products and our SCA 2000™ instrument products are manufactured by third parties. We manufacture the key biological materials contained in our WITNESS® canine heartworm, feline leukemia and canine parvovirus diagnostic products. In addition to affecting our gross margins, outsourcing of manufacturing renders us relatively more dependent on the third-party manufacturers. Our cost of sales as a percentage of our net sales was 46% during the six months ended June 30, 2005 and 2004.

Our research and development expenses increased by $48,000 or 15% during the second quarter of 2005 as compared to the second quarter of 2004. The increase is a result of an increase of $23,000 in laboratory supplies, increased consulting costs of $16,000, increased payroll costs of $14,000 (resulting from salary and insurance increases) and $7,000 directly reflecting an increase in the value of the euro versus the U.S. dollar over the first quarter of 2004 of 4% (affecting the consolidation of SBIO-E), offset by a $12,000 decrease in research and development expenses contracted by us from a third party. Our research and development expenses increased by $15,000 or 2% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase is a result of an increase of $28,000 in laboratory supplies, increased consulting costs of $48,000, increased payroll costs of $30,000 (resulting from salary and insurance increases) and $14,000 directly reflecting an increase in the value of the euro versus the U.S. dollar over the first six months of 2004 of 5% (affecting the consolidation of SBIO-E), offset by a $105,000 decrease in research and development expenses contracted by us from a third party. Our research and development expenses as a percentage of our net sales were 7% during the second quarter of 2005 and 2004, and were 7% and 8% during the six months ended June 30, 2005 and 2004, respectively.

Our selling and marketing expenses increased by $242,000 or 24% during the second quarter of 2005 as compared to the second quarter of 2004. The increase is primarily related to a $165,000 increase in payroll and benefits resulting from an increase in the size of our sales force, a $30,000 increase in advertising and promotional costs, increased consulting costs of $29,000 and an increase of $18,000 directly reflecting an increase in the value of the euro versus the U.S. dollar over the second quarter of 2004 of 4% (affecting the consolidation of SBIO-E). Our selling and marketing expenses increased by $413,000 or 19% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase is primarily related to a $383,000 increase in payroll and benefits resulting from an increase in the size of our sales force. Our selling and marketing expenses as a percentage of our net sales were 24% and 22% during the first quarter of 2005 and 2004, respectively, and were 25% and 22% during the six months ended June 30, 2005 and 2004, respectively.

Our general and administrative expenses decreased by $210,000 or 24% during the second quarter of 2005 as compared to the second quarter of 2004. The decrease is primarily due to a $901,000 decrease in legal expenses as we currently are not involved in any litigation, offset by $283,000 of severance costs related to a reduction in force at SBIO-E, an increase in payroll and benefits of $64,000 (resulting from salary and insurance increases), increased consulting costs of $25,000, an increase of $29,000 in foreign currency transaction losses on payments from the U.S. to foreign suppliers, an increase of $33,000 directly reflecting an increase in the value of the euro versus the U.S. dollar over the second quarter of 2004 of 4% (affecting the consolidation of SBIO-E) and $257,000 related to the 11% change in exchange rates used in consolidating our intercompany account with SBIO-E. Our general and administrative expenses decreased by $589,000 or 18% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease is primarily due to a $1,282,000 decrease in legal expenses as we currently are not involved in any litigation, offset by $283,000 of severance costs, an increase in payroll and benefits of $136,000 (resulting from salary and insurance increases), increased consulting costs of $29,000, an increase of $55,000 directly reflecting an increase in the value of the euro versus the U.S. dollar over the first six months of 2004 of 5% (affecting the consolidation of SBIO-E) and $190,000 related to the 11% change in exchange rates used in consolidating our intercompany account with SBIO-E. Our general and administrative expenses as a percentage of our net sales were 29% and 38% during the second quarter of 2005 and 2004, respectively, and were 27% and 34% during the six months ended June 30, 2005 and 2004, respectively.

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

We will be required to charge to expense the fair value of employee stock options which vest on or after January 1, 2006, and we expect to record compensation expense related to unvested employee stock options outstanding as of June 30, 2005, as follows: 2006—$67,000; 2007—$46,000; 2008—$9,000.

Our royalty income during the second quarter of 2005 and the six months ended June 30, 2005, decreased by $38,000 or 18% and $88,000 or 52%, respectively, as compared to the same periods in 2004. We became entitled to royalties under the June 2004 settlement of our patent litigation with Agen, and we are also entitled to royalties from Heska. Our royalty income, and any future royalty income, will, of course, depend on the other companies’ net sales, which tend to be at the expense of our own product sales; also, depressed pricing in the market will tend to reduce the other companies’ net sales and thus reduce our future royalty income. As a result of the 2004 settlement with Agen, we recorded a one-time credit to operating expenses of $850,000 in the second quarter of 2004.

Our net interest expense decreased by $16,000 or 11% during the second quarter of 2005 as compared to the second quarter of 2004, and increased by $5,000 or 2% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The changes are due to the 7.75% fixed rate on our note payable to Remington Capital, LLC (which had a principal balance of $3,652,000 as of June 30, 2005) and increases in the variable rate on our note payable to Comerica Bank, offset by decreases in the principal balance of these notes payable.

We recognized a provision for income taxes of $9,000 during the six months ended June 30, 2005 as compared to a provision for income taxes of $2,000 during the six months ended June 30, 2004. We incurred net operating losses for both the periods, and the provisions for income taxes for the six months ended June 30, 2005 and 2004 represent minimum state income taxes.

A review of our business, in light of the market, reveals that our food animal diagnostics are not meeting their relative geographic sales potentials. Food animal diagnostics measure the health of herds or flocks and provide information for the economic management of herds or flocks. We currently manufacture all our poultry products at our San Diego, California facility and the majority of our livestock products at our Lyon, France facility. Both lines perform better in their local markets. Our intent is to better internationalize those portfolios. We are also seeking to develop, both internally and through in-licensing arrangements, new food animal diagnostic products that would expand and enhance our existing product line. These growth opportunities will necessitate additional expenses in research and development as well as improved marketing to effectively target this market if the development projects come to fruition successfully. In March 2005, we effected a two-person reduction in force at SBIO-E, in part as a result of this review. The reduction in force related to senior management positions. Due to severance costs associated with this reduction in force, the net impact on our 2005 results of operations will be negligible. The savings from the reduction in force will be more readily evident in our 2006 results of operations.

Financial Condition and Liquidity

The following table summarizes the future cash payments related to our contractual obligations (other than trade payables) as of June 30, 2005 (amounts are in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$4,171	$336	$542	$390	$343	$371	$2,189
Operating leases	4,355	478	766	524	414	414	1,759
Other long-term obligations	2,500	1,000	1,500

As of June 30, 2005, we had working capital of $4,327,000, including a cash balance of only $509,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. These contractual obligations are unsecured. We believe that our cash position is not sufficient to fund our operations and service our secured debt for the next twelve months if we also paid the $1,000,000 contractual obligation when it became due. We did not make the payment when it came due, and the $1,500,000 due in July 2006 became immediately due, and the entire $2,500,000 began bearing interest at 10.5%. The remaining unaccreted portion of the 2006 contractual obligation totaling $130,000 was charged to interest expense in July 2005. We are currently negotiating with the party to whom we owe these contractual obligations in an effort to enter into a payment arrangement; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders.

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

As of June 30, 2005, we had working capital of $4,327,000, including a cash balance of only $509,000. We have a $1,000,000 contractual obligation due in July 2005, and another $1,500,000 contractual obligation, to the same party, due in July 2006. These contractual obligations are unsecured. We believe that our cash position is not sufficient to fund our operations and service our secured debt for the next twelve months if we also paid the $1,000,000 contractual obligation when it became due. We did not make the payment when it came due, and the $1,500,000 due in July 2006 became immediately due, and the entire $2,500,000 began bearing interest at 10.5%. The remaining unaccreted portion of the 2006 contractual obligation totaling $130,000 was charged to interest expense in July 2005. We are currently renegotiating this unsecured debt; however, there can be no assurance that any such renegotiation will be successful. As a result, we may well require additional financing in the future, and there can be no assurance that such financing would be available to us on favorable terms, or at all. Because our stock price is low, any equity financing would significantly dilute current shareholders. We may also need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

We have a history of losses and an accumulated deficit

Although we were profitable in 2003, we had a loss in 2004 and for the six months ended June 30, 2005, and we have had a history of annual losses. We have incurred a consolidated accumulated deficit of $46,716,000 at June 30, 2005. We may not achieve annual profitability again, and if we are profitable in the future there can be no assurance that profitability can be sustained.

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

Our plan to “go private” may have adverse effects

In April 2005 we announced a plan to, subject to shareholder approval, “go private” and deregister our stock under the Securities Exchange Act of 1934. Not only would this render our shares almost entirely illiquid, the absence of a publicly traded vehicle might diminish our status in the commercial market, reduce our ability to raise additional capital in the future, and deprive us of compensation tools which may be necessary to recruit or retain valuable employees in the future.

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

Redwood controls us

The common stock and Series C preferred stock owned by Redwood represents a majority of the voting power of all our stock. Redwood can, and does, control the election of our entire Board of Directors, and also controls all fundamental strategic decisions. In addition, an affiliate of Redwood acquired from Comerica Bank a $3,873,000 note issued by us and secured by our assets. At June 30, 2005, the outstanding balance on this note was $3,652,000. Our ability to negotiate effectively with the note holder, if such negotiation were ever to be necessary or desirable, might be compromised by Redwood’s multifaceted control of us.

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

Interest Rate Risk

The fair value of our debt at June 30, 2005 was approximately $4,171,000, of which $519,000 has a variable interest rate based on the prime rate. A change in interest rates of five percentage points would not have a material impact on our financial condition, results of operations and cash flows as it relates to our variable rate debt.

Foreign Currency Exchange Rate Risk

Our foreign currency exchange rate risk relates to the operations of SBIO-E as it transacts business in euros, its local currency. However, this risk is limited to our intercompany receivable from SBIO-E and the conversion of its financial statements into the U.S. dollar for consolidation. There is no additional foreign currency exchange rate risk related to SBIO-E’s transactions outside of the European Union as those transactions are generally denominated in euros. Similarly, the foreign transactions of our U.S. operations are generally denominated in U.S. dollars. To be sure, an increase in the value of the euro or the dollar would make our products more expensive to customers in countries with other currencies, and therefore could result in decreased unit sales; we are unable to calculate how large such an affect might be.

We do not generally hedge our cash flows on intercompany transactions, nor do we hold any other significant derivative securities or hedging instruments based on currency exchange rates. As a result, the effects of a 5% change in exchange rates would have a material impact on our financial condition, results of operations and cash flows, based primarily on the conversion of SBIO-E’s financial statements, including its intercompany payable to us, into the U.S. dollar for consolidation. For example, the 5% increase in the value of the euro over the dollar as of and for the six months ended June 30, 2005, resulted in a $179,000 increase in our revenues, a $202,000 increase in our expenses, a $33,000 decrease in our assets and a $11,000 decrease in our liabilities.

For the three and six months ended June 30, 2005, 39% and 40%, respectively, of our net sales were net sales of SBIO-E.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

On the date of filing this report, a cumulative dividend arrearage of $57,000 existed on our Series C preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As previously reported, on April 6, 2005, Redwood West Coast, LLC voluntarily converted 1,569 shares of our Series C preferred stock into 12,215,907 shares of our common stock, pursuant to the Securities Act Section 3(a)(9) registration exemption.

Item 6.	Exhibits

Exhibit	Title
10.106*	Series C Purchase Agreement between the Registrant and Redwood Holdings, LLC, dated April 19, 2005, incorporated herein by reference to Exhibit 10.106 to the Registrant’s Current Report on Form 8-K dated April 19, 2005.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNBIOTICS CORPORATION

Date: August 15, 2005	/s/ KEITH A. BUTLER
Keith A. Butler
Vice President—Finance and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)

Exhibit Index

Exhibit	Title
10.106*	Series C Purchase Agreement between the Registrant and Redwood Holdings, LLC, dated April 19, 2005, incorporated herein by reference to Exhibit 10.106 to the Registrant’s Current Report on Form 8-K dated April 19, 2005.

31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

*	Incorporated by reference.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

EXHIBITS

TO

FORM 10-Q

UNDER

SECURITIES EXCHANGE ACT OF 1934

SYNBIOTICS CORPORATION